Form 10QSB
period 2001-11-30
WISEDRIVER COM INC
filed 2002-01-14
CIK 1142729

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001.

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                       For the transition period from to

                        Commission file number

                              WISEDRIVER.COM, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)


                                    65-0908171
                        (IRS Employer Identification No.)

                1221 Brickell Avenue, Suite 900, Miami, FL 33131
                    (Address of principal executive offices)

                                 (305) 539-0900
                           (Issuer's telephone number)

                                 Not Applicable

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of January 14, 2002 was 7,918,300.

PART 1

ITEM 1.     FINANCIAL STATEMENTS

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 AND FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                                1

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
AND FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE
PERIOD MARCH 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Balance sheets                                                                              2

Statements of operations                                                                    3

Statements of changes in stockholders' equity                                               4

Statements of cash flows                                                                    5-6

Notes to consolidated financial statements                                                  7-14

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Wisedriver.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying consolidated balance sheet of Wisedriver.com, Inc. and subsidiary (A development stage company) as of December 31, 2000 and the related consolidated statement of operations, changes in stockholders' equity (deficit) and cash flow for the year ended December 31, 2000. This consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statement is free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the result of its operation and its cash flow for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement has been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statement does not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

May 18, 2001

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                    (UNAUDITED)
ASSETS                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                        2001                 2000
CURRENT ASSETS:
        Cash                                                                                   $ 31             $ 41,297
        Prepaid expenses                                                                          0                3,500
        Other receivables                                                                        50                  100
                                                                                 -------------------   ------------------
        Total current assets                                                                     81               44,897

WEBSITE-NET OF ACCUMULATED AMORTIZATION OF
  $3,600 AND $360                                                                            18,000               21,240
                                                                                 -------------------   ------------------

TOTAL ASSETS                                                                               $ 18,081             $ 66,137
                                                                                 ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable and accrued expenses                                              $ 52,170             $ 10,436
        Note payable - related party                                                         23,800                    0
                                                                                 -------------------   ------------------

        Total current liabilities                                                            75,970               10,436

STOCKHOLDERS' EQUITY:

        Common Stock, par value $.0001 per share; 2,500,000 shares authorized;
        7,918,300 shares issued and outstanding

         as of September 30, 2001 & December 31, 2000, respectively                             792                  792
        Additional paid-in capital                                                          144,453              144,453
        Deficit accumulated during the development stage                                   (203,134)             (89,544)
                                                                                 -------------------   ------------------

        Total stockholders' equity (deficit)                                                (57,889)              55,701
                                                                                 -------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 18,081             $ 66,137
                                                                                 ===================   ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                                          (UNAUDITED)
                                                                                                        FOR THE PERIOD
                                               (UNAUDITED)                     (UNAUDITED)               MARCH 16,1999
                                         FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED    (DATE OF INCEPTION)
                                               SEPTEMBER 30,                    SEPTEMBER 30,        TO SEPTEMBER 30, 2001
                                            2001           2000              2001           2000
                                            ----           ----              ----           ----
DEVELOPMENT STAGE REVENUES            $        0      $         0        $       0      $         0      $         0
                                     -------------------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:
      Accounting fees                     13,232                0            7,696                0           20,732
      Amortization expense                 3,240                0            1,080                0            3,600
      Bank charges                           127              143               45               40              408
      Consulting fees                          0                0                0                0            7,495
      Legal fees                          14,283            5,344           11,130            4,702           20,248
      Office expenses                     15,314            5,625            5,092            5,225           23,220
      On-line services                       315               35              105               35              455
      Corporate fees                       3,590              273              261                0            6,274
      Payroll                             54,904           11,538            9,135           11,538           93,367
      Payroll tax expense                  4,596            1,279              699            1,279            7,953
      Postage                                207                0                0                0              384
      Printing                               315                0                0                0              315
      Rent                                 2,725                0              908                0            4,541
      Website & development fee                0                0                0                0           13,400
                                       ---------        ---------        ---------        ---------        ---------

TOTAL DEVELOPMENT STAGE EXPENSES         112,848           24,237           36,151           22,819          202,392
                                       ---------        ---------        ---------        ---------        ---------

      LOSS FROM OPERATION               (112,848)         (24,237)         (36,151)         (22,819)        (202,392)

      INTEREST EXPENSE                       742                0              524                0              742
                                       ---------        ---------        ---------        ---------        ---------

NET LOSS                               $(113,590)       $ (24,237)       $ (36,675)       $ (22,819)       $(203,134)
                                       =========        =========        =========        =========        =========

LOSS PER COMMON SHARE
      basic and diluted                  $ (0.02)           (0.00)       $   (0.01)           (0.00)
                                       =========         =========        =========        =========

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              7,918,300         6,500,000        7,918,300        6,500,000
                                       =========         =========        =========        =========

    The accompanying notes are an integral part of these financial statements

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (DEFICIT)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                            ADDITIONAL
                                                                   COMMON STOCK             PAID-IN
                                                                SHARES       AMOUNT         CAPITAL
BALANCE, MARCH 16, 1999 (DATE OF INCEPTION)                            0          $       $       0

Restricted common stock issued to related parties for
 consulting fees                                                   1,000          0               0

Loss during development stage for the period March 16,
 1999 (date of inception) through  December 31, 1999                   0          0               0
                                                               ---------       ----       ---------

BALANCE, DECEMBER 31, 1999                                         1,000          0               0

Forward stock split 6,500 to 1                                 6,499,000        650            (650)

Restricted common stock issued for consulting services            49,967          5           7,490

Restricted common stock issued to acquire
 Wisedriver.com LLC                                              450,000         45             (45)

Common stock issued to third parties in private offering         918,333         92         137,658

Loss during development stage for the year ended
 'December 31, 2000                                                    0          0               0
                                                               ---------       ----       ---------

BALANCE, DECEMBER 31, 2000                                     7,918,300        792         144,453

Loss during the development stage for the nine months
 September 30, 2001                                                    0          0               0
                                                               ---------       ----       ---------

BALANCE, SEPTEMBER 30, 2001                                    7,918,300       $792       $ 144,453
                                                               =========       ====       =========

                                                               DEFICIT
                                                               ACCUMULATED
                                                               DURING THE
                                                               DEVELOPMENT
                                                               STAGE              TOTAL
BALANCE, MARCH 16, 1999 (DATE OF INCEPTION)                           0$        $       0

Restricted common stock issued to related parties for
 consulting fees                                                       0                0

Loss during development stage for the period March 16,
 1999 (date of inception) through  December 31, 1999              (3,926)          (3,926)
                                                               ---------        ---------

BALANCE, DECEMBER 31, 1999                                        (3,926)          (3,926)

Forward stock split 6,500 to 1                                         0                0

Restricted common stock issued for consulting services                 0            7,495

Restricted common stock issued to acquire
 Wisedriver.com LLC                                                    0                0

Common stock issued to third parties in private offering               0          137,750

Loss during development stage for the year ended
 'December 31, 2000                                              (85,618)         (78,328)
                                                               ---------        ---------

BALANCE, DECEMBER 31, 2000                                       (89,544)          55,701

Loss during the development stage for the nine months
 September 30, 2001                                             (113,590)        (113,590)
                                                               ---------        ---------

BALANCE, SEPTEMBER 30, 2001                                    $(203,134)       $ (57,889)
                                                               =========        =========

              The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                            (UNAUDITED)
                                                                 (UNAUDITED)              FOR THE PERIOD
                                                          FOR THE NINE MONTHS ENDED       MARCH 16, 1999
                                                                 SEPTEMBER 30,        (DATE OF INCEPTION) TO
OPERATING ACTIVITES:                                         2001            2000       SEPTEMBER 30, 2001
                                                             ----            ----       ------------------
Net loss                                                  $(113,590)       $(24,237)       $(203,134)

Adjustments to reconcile net loss to net cash used by operations:

Amortization                                                  3,240               0            3,600

Changes in assets and liabilities:
(Increase) Decrease in other receivables                         50          (5,100)             (50)
(Increase) Decrease in prepaid expenses                       3,500         (20,000)               0
Increase (Decrease) in accounts payable and
accrued expenses                                             41,734          24,132           52,170
                                                          ---------        --------        ---------

      Net cash used by operating activities                 (65,066)        (25,205)        (147,414)
                                                          ---------        --------        ---------
INVESTING ACTIVITIES:

(Increase) Decrease in intangible assets                          0               0          (21,600)
                                                          ---------        --------        ---------

      Net cash used for investing activities                      0               0          (21,600)
                                                          ---------        --------        ---------

FINANCING ACTIVITIES:

Proceeds from issuance of common stock                            0          54,500          145,245
Proceeds from short term borrowings - related party          23,800               0           23,800
                                                          ---------        --------        ---------

      Net cash provided from financing activities            23,800          54,500          169,045
                                                          ---------        --------        ---------

INCREASE (DECREASE) IN CASH                               $ (41,266)       $ 29,295        $      31
                                                          =========        ========        =========

CASH, BEGINNING OF PERIOD                                 $  41,297        $    274        $       0
                                                          =========        ========        =========

CASH, END OF PERIOD                                       $      31        $ 29,569        $      31
                                                          =========        ========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the nine months ended September 30, 2001 and the period March 16, 1999 (date of inception) through September 30, 2001 the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

     The Company entered into the following non-cash transactions:

     On March 26, 1999, the Company issued 1,000 shares to its founder for consulting services valued at $0.10 (see note 9).

     On June 30, 2000, the Company issued 450,000 shares of restricted common stock and an option to purchase 450,000 shares in connection with the acquisition of an 80% interest in Wisedriver.com LLC. This transaction was valued at $45 (see note 9).

     On June 15, 2000, the Company issued 49,967 of restricted common stock to individuals for consulting and legal services valued at $7,495 (see note
     9).

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
-------------------------------------------------------------------------------

1.   ORGANIZATION

     Wisedriver.com, Inc. ("The Company") initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999--changed its name on April 13, 2000 to Atlas Ventures XV. On June 14, 2000, the Company changed its name once again to WiseDriver.com, Inc. The Company's primary objective is to design and develop an internet web site to provide the user with information relating to traffic violations. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. In an Interest Purchase and Exchange Agreement dated as of June 30, 2000, the company purchased an 80% interest in WiseDriver, LLC, a New York Limited Liability Company. WiseDriver, LLC is currently a subsidiary of WiseDriver.com, Inc. Wisedriver, LLC was incorporated in the state of New York on March 8, 2000 and was inactive during the nine month ended September 30, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the consolidated date of the consolidated financial statements and reporting period. Accordingly, actual results could differ from those estimates.

     BASIS OF PRESENTATION

     The financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the major accounting policies followed in the preparation of the accompanying financial statements, which conform to generally accepted accounting principles, is presented below. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     CARRYING VALUES

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

     PRINCIPLES OF CONSOLIDATION

     The consolidated consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     INCOME TAXES

     The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying consolidated financial statements have no provisions for deferred tax assets or liabilities.

     STOCK COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     NET LOSS PER SHARE

     The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments.

     Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The company does not curretnly hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 do not have a material effect on our consolidated financial statements and related disclosures.

     In June 2001 the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations" which supersedes APB Opinion No.16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. The requirements of FASB 141 do not have a material effect on our consolidated financial statements and related disclosures.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     In June 2001 the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes APB Opinion No.17, "Intangible Assets". The Statement addresses how intangible assets are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The requirements of FASB 142 do not have a material effect on our consolidated financial statements and related disclosures.

     In June 2001 the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which amends FASB Statement No.19 "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The requirements of FASB 143 do not have a material effect on our consolidated financial statements and related disclosures.

     In August 2001 the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of", APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51 "Consolidated Financial Statements". The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation. Also, it established a single accounting model for long-lived assets to be disposed of by sale. The requirements of FASB 143 do not have a material effect on our consolidated financial statements and related disclosures.

4.   Stock Options

     On June 30, 2000 the Company purchased an 80% interest of Wisdriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options will be granted to the president of Wisedriver.Com, LLC. The contractual life of the options is determined on certain conditions and will become exercisable upon these conditions being met. The initial 150,000 shares shall vest upon the launching of Wisedriver.com's Website. Additional 150,000 shares will vest upon

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee's employment agreement with the Company. As of September 30, 2001, 300,000 shares became exercisable upon all of the conditions being met in Joshua Berger's stock option agreement.

     The following table summarizes stock option plan activity:

                                                      Weighed Average
                                                        Options          Exercise Price
            Granted                                          300,000            $ 0.50
            Canceled                                               -                 -
            Exercised                                              -                 -

            Outstanding at September 30, 2001                300,000              0.50

     No options were exercisable as of December 31, 2000. A total of 300,000 options with an exercise price of $0.50 were exercisable as of September 30, 2001.

5.   INTANGIBLE ASSET - WEBSITE

     Website costs have been capitalized pursuant to EITF 00-2. The Website is being amortized on the straight-line basis over a period of 60 months. The planning and maintenance costs associated with the Website have been expensed as incurred. The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment if any is made based on estimates of undiscounted future cash flows. For the nine months ended September 30, 2001 and year ended December 31, 2000, there have been no asset impairments.

     The Website and related amortization consisted of the following as of September 30, 2001 and December 31, 2000:

                                                             September 30, 2001       December 31, 2000
                                                             ------------------       -----------------
                  Website                                        $      21,600           $     21,600
                  Less:  Accumulated amortization                       (3,600)                  (360)

                  Total website                                  $      18,000           $     21,240

     Amortization expense for the period ended September 30, 2001 and for year ended December 31, 2000 were $3,240 and $360 respectively.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's initial activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions.

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) to September 30, 2001 aggregated $203,134. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

7.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the nine months ended September 30, 2001 and year ended December 31, 2000 the Company had net operating loss carryforwards ("NOL's") of $203,134 and $89,544 which will be available to reduce future taxable income and expense in the year ending December 31, 2020, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows:

                                                     September 31,          December 31,
                                                            2001                   2000
                  Deferred tax assets                    $  80,238              $  35,370
                                                         ---------              ---------
                  Valuation allowance                      (80,238)               (35,370)

                  Deferred tax asset, net                $     -                $      -
                                                         =========              =========

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     For the nine months ended September 30, 2001 and year ended December 31, 2000 a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for the nine months ended September 30, 2001 and year ended December 31, 2000 principally due to the following:

         U.S. statutory tax rate                                   34%
         State and local taxes                                     5.5
         Valuation allowance                                     (39.5)

         Effective rate                                             - %

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of September 30, 2001 and December 31, 2000 consisted of the following:

                                                                  September 30, 2001       December 31, 2000
                                                                  ------------------       -----------------
                  Accounts payable                                    $    44,113               $     2,936
                  Accrued expenses                                          7,315                     7,500
                  Accrued interest                                            742                         0

                  Total accounts payable accrued expenses             $    52,170               $    10,436

9.   STOCKHOLDERS' EQUITY

     On March 26, 1999 the Company issued 1,000 common shares to Michael D. Farkas (Former President, Treasurer, Secretary), in consideration for management services valued at $0.10. Michael Farkas is deemed to be a founder and affiliate of the Company.

     On April 12, 2000, the Company resolved to change the amount of shares authorized to issue from 2,000 to 250,000,000 with a par value of $.0001 per share.

     On June 14, 2000, Wisedriver approved a 6,500 to 1 forward stock split of the Corporation common stock, $.0001 par value. Immediately following the split, Michael Farkas, the founder of the Company owned 6,500,000 common shares.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 15, 2000, the Corporation authorized the issuance of 49,967 shares of restricted common stock to several individuals for service rendered to the Company. This transaction was valued at $7,495.

     On June 30, 2000, Wisedriver entered into an Interest Purchase Agreement with Wisedriver.com LLC in which Wisedriver will receive 80% of Wisedriver.com LLC for 450,000 shares of restricted common stocks and an option to purchase 450,000 shares, subject to terms of the agreement, at $.50 per share and a presidential position in the Company. This transaction was valued at $45.

     On July 17, 2000, the company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933. Common stock was offered to non-accredited investors for cash consideration of $.15 per share. 918,333 shares were issued to 39 unaffiliated investors. That offering is now closed.

10.  RELATED PARTY TRANSACTIONS

     On March 26, 1999, Michael Farkas, an owner of the company, was issued 1,000 shares for consulting services rendered in connection with the formation of the company.

     In July 2000, the Company agreed to reimburse Wealthhound, Inc., a related party $1,500 per month (which was increased to $2,000 per month in December) for operating, administrative and rent expense. Wealthhound is owned by Michael D. Farkas. For the nine months ended September 30, 2001 and the year ended December 31, 2000 $2,000 and $9,000, respectively were included as expense in the accompanied consolidated financial statement. As of February 1, 2001 these payments ceased.

     In September 2000, the Company engaged Envirto.Com Inc., a related party, to develop and design its website. The Company paid a total of $35,000 to Envirto.Com Inc. in connection with these services.

     In September 2000, the Company engaged OSRS Communications Inc., a related party, to provide web-hosting services for the website. The Company pays $35 per month in connection with these services.

     On February 1, 2001, the company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the nine months ended September 30, 2001 payments of $18,000 are included as expense in the accompanied financial statement.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Wisedriver.Com, Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001 Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operation expenses since inception have amounted to $203,134. These expenses were primarily salary ($93,367) and office expenses ($23,220) which consisted of administrative services. The Company also accumulated various professional fees such as accounting ($20,732) and legal services ($20,248). The fees were related to the Company's annual and quarterly filings.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 Development stage expenses during the nine months ended September 30, 2001 were $113,590 as compared to $24,237 for the nine months ended September 30, 2000.

Expenses during the nine months ended September 30, 2001 were primarily salary ($54,904) and office expenses ($15,314). The Company also accumulated various professional fees such as accounting ($13,232) and legal services ($14,283). These professional fees were for quarterly regulatory filings.

Expenses for the nine months ended September 30, 2000 were primarily salary ($9,135) and office expenses ($5,092). The company also accumulated various professional fees such as accounting ($7,696) and legal services ($11,130). These professional fees were for the Company's annual and quarterly filings.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 Development stage expenses during the three months ended September 30, 2001 were $36,675 as compared to $22,819 for the period ended September 30, 2000.

Expenses were primarily salary ($9,135) and office expenses ($5,092). The Company also accumulated various professional fees such as accounting ($7,696) and legal services ($11,130). These fees were related to the Company's quarterly filings.

Expenses for the three months ended September 30, 2000 were primarily salary ($11,538) and office expenses ($5,225). The Company also accumulated legal fees ($4,702) relating to the Company's quarterly filings.

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and loans from a related party, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from a loan from Michael Farkas, the Company's founder of $1,200. A significant portion of the funds raised from the issuance of common stock and loans from related and third parties has been used to cover working capital needs such as office expenses and various consulting and legal fees.

For the nine months ended September 30, 2001, we incurred a net loss of $113,590. Our accumulated deficit since the date of inception is $203,134. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

PART II. - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        WISEDRIVER.COM, INC.


                        By: /s/ Jamee Kalimi
                        -----------------------------------
                        Jamee Kalimi
                        Secretary and Director

January 14, 2002