Form 10KSB
period 2001-12-31
WISEDRIVER COM INC
filed 2002-06-12
CIK 1142729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For  Fiscal  Year  Ended  December  31,  2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the  transition  period  from              to
                                             ------------    ------------
                            Commission  File  number  333-63460
                                                      ---------

                                WISEDRIVER.COM,  INC.
                 (Name  of  small  business  issuer  in  its  charter)

            Delaware                                   65-0908171
(State  or  other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)


1221  Brickell  Ave.,  Suite  900,  Miami,  Florida                 33131
---------------------------------------------------                ---------
(Address  of  principal  executive  offices )                     (Zip Code)

Issuer's  telephone  number    (305)  539-0900
---------------------------------------------------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                      None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         Common  Stock,  $0.0001  par  value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Revenues  for  year  ended  December  31,  2001:  $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2001, was: $O

Number of shares of the registrant's common stock outstanding as of June 6, 2002 was: 7,918,300

Transfer  Agent  as  of  June  6,  2002:

            Corporate  Stock  Transfer  &  Trust  Co.
            3200  Cherry  Creek  Drive
            Denver,  Colorado  80209

                                     PART  I
                                     ------

Item  1.  Description  of  Business
--------------------------------

Business Development. We were incorporated in the State of Delaware as Shell Corporations.com on March 26, 1999 and changed our name on April 13, 2000 to Atlas Ventures XV. On June 14, 2000, we changed our name once again to WiseDriver.com, Inc. to better reflect our new direction and emphasis as a provider of comprehensive information and services related to driving and automobile ownership. From our inception through June 30, 2000, we did not engage in any business activities. In an Interest Purchase and Exchange Agreement dated as of June 30, 2000, we purchased from Joshua Berger, our current Chairman and President, an 80% interest in WiseDriver, LLC, a New York Limited Liability Company in consideration for 450,000 shares of common stock of WiseDriver.com. As a result of the transaction, WiseDriver, LLC became a subsidiary of WiseDriver.com, Inc. The other 20% of WiseDriver, LLC is owned by Mr. Berger.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer. We are a development stage Internet based company which has designed and developed, through our majority-owned subsidiary, WiseDriver, LLC, a beta test version Internet web site at URL www.wisedriver.com intended to provide automobile drivers with information and services related to driving and automobile ownership. Our site's primary focus is to educate our users on how to avoid traffic violations, and in instances where a ticket has been issued, to inform the user about different techniques commonly used for contesting alleged infractions. The information we plan to provide will be relating to traffic court, a regional attorney database, news and articles related to traffic infractions, as well as an automated system that will generate personalized responses to individual infractions and traffic violation questions. In addition to being a resource for summonses, we plan on offering other value-added content and services pertaining to the motor vehicle industry through strategic partners including: vehicle purchasing, press releases regarding new car models, auto industry news and press releases, auto loans and financing calculators, insurance and quote comparisons, auto appraisal services, extended warranties, used car negotiating assistance, credit reports, lemon reports, car shipping and transport services, map sites and an interactive chat and message board areas where users will be able post questions and answers on a variety of driving and automotive topics.

We anticipate launching our web site in the third quarter of 2002. To date, our operations have been limited to developing our website and we have received no revenue. We have limited assets and are dependent on funds from our offering to continue to develop our operations. While we plan to develop some of these products and services internally, through outsourcing and through anticipated partnerships with third-party providers, we may also achieve our broader objective of offering an integrated automotive industry site, by growing through acquisitions of companies and businesses in complimentary industries.

Our independent auditors have issued a report which raises substantial doubt about our ability to continue as a going concern. The primary causes for this growing concern is due to the substantial losses from operations that we have suffered to date. This means that due to these losses, our independent auditor has doubts about our whether or not we can survive in the future.

Our corporate offices are located at 1221 Brickell Avenue, Suite 900, Miami, Florida 33131. Our telephone number is (305) 539-0900 and our facsimile number is (305) 539-0901. Our corporate staff consists of one person on a part time basis.

Our site's primary focus is to educate our users on how to avoid traffic violations, and in instances where a ticket has been issued, to inform the user about techniques for contesting the alleged infractions. It is our intention to be an informational site. We do not have any intention of providing legal advice and we will make every possible attempt to communicate that the content of the site does not offer definitive legal advice, but rather educational content that should be used in conjunction with the advice and assistance of a qualified traffic attorney.

In addition, we plan to provide information relating to traffic court, a regional attorney database, news and articles related to traffic infractions, as well as an automated system that will generate personalized responses to individual infractions and traffic violation questions. In addition to being a resource for summonses, we plan on offering other value-added content and services pertaining to the motor vehicle industry through strategic partners including: vehicle purchasing, press releases regarding new car models, auto industry news and press releases, auto loans and financing calculators, insurance and quote comparisons, auto appraisal services, extended warranties, used car negotiating assistance, credit reports, lemon reports, car shipping and transport services, map sites and an interactive chat and message board areas where users will be able post questions and answers on a variety of driving and automotive topics.

In an effort to maximize traffic and users on our site we do not anticipate charging a fee for most services rendered. Revenues will be generated from listing fees charged to lawyers and law firms, partnerships with third-party service providers, and advertisers on our site.

On June 30, 2000, we entered into an Interest Purchase and Exchange Agreement, whereby we purchased an 80% interest in WiseDriver, LLC, a New York Limited Liability Company. WiseDriver, LLC is currently a subsidiary of WiseDriver.com, Inc. WiseDriver, LLC's primary objective is design and develop an internet web site to provide the user with information relating to traffic violations. Although WiseDriver LLC was in its developmental stage and had not commenced operations, we purchased WiseDriver LLC for its business plan, concept, idea and the working knowledge of the industry of its Managing Member, Joshua Berger who became our President upon execution of the Agreement. In addition, we purchased the domain name www.wisedriver.com.

Our corporate offices are located at 1221 Brickell Avenue, Suite 900, Miami, FL 33131 and our telephone number is (305) 539-0900.

MARKET BACKGROUND

GROWTH  OF  THE  INTERNET  AND  ONLINE  COMMERCE

The Web and online services have emerged as significant global communications and commercial media enabling millions of people worldwide to share information, communicate and conduct business electronically. We believe that the number of Web users will grow based on a number of factors, including the large and growing base of installed personal computers in the home and workplace, the decreasing cost of personal computers, easier, faster and cheaper access to the Internet, the distribution of broadband applications, the proliferation of Internet content and the increasing familiarity and acceptance of the Internet by businesses and consumers.

The growth in the use of the Internet has also led to a rapid growth of online content and commerce. Web content and commerce sites are enabling businesses to target and manage a broad customer base and establish and maintain ongoing direct customer relationships. As a growing number of businesses and information providers have begun marketing on the Web, it has rapidly become a medium in which consumers can access a vast amount of information regarding the pricing, quality and specification of products. Additionally, online transactions can be faster, less expensive and more convenient than transactions conducted in person or even over the telephone.

Recently the Internet has experienced, and is expected to continue to experience, a significant increase in the number of users and amount of traffic. Our future success will depend upon the development and maintenance of the Internet. A further decline in e-commerce could severely impact our operations. In addition, the share prices for technology based companies have declined significantly in the past six months and may continue to decline. A continued decline in such type of companies may have a significant impact on our operations.

AUTO  INDUSTRY  AND  TRAFFIC  INFRACTIONS

According to the National Motorists Association, approximately 25-50 million tickets are issued each year. At an average of $150 per ticket, that amounts to an estimate of 3.75 and 7.5 billion dollars a year in fines. Of those tickets issued, nearly 98% are uncontested in court. Recent studies indicate that the general populace is both uninformed of their rights and of actions that can be taken with regards to their summons. In addition, according to the National Transportation Library, there are over 188 million motor vehicles and more than 170 million licensed drivers in the United States, with a growing number who are concerned with tickets and seeking information on preventative methods. These drivers constitute a group that not only seeks information about tickets, but also has great interest in automotive services and content. This group of drivers may represent a significant opportunity for Wisedriver, and our anticipated comprehensive suite of products and services geared for the needs of automobile owners and users.

OPERATIONAL  DETAILS:

Acquiring  Viewer  Base

The first element of our business model is to generate an audience/membership as quickly as possible. The higher the number of viewers on our web site, the greater our value becomes to potential members, clients and strategic partners. This initiative will hinge on a successful advertising campaign and public relations strategy, which we intend to pursue if we are able to raise additional funds. The effort must be as targeted and cost effective as possible, since this represents our largest cost allocation. Preliminary advertising channels have been identified and we anticipate that a membership can be attained. We will try to attract individuals who are interested in not only learning about contesting moving violations and infractions, but also those individuals that are interested in automobile content and services. Even with the proceeds from this offering we will need to raise additional funds through public or private debt or sale of equity to successfully carry out our advertising and public relations campaign. We do not have any present agreements in place for such financing and such financing may not be available when needed.

Procedural  Traffic  Court  Information  -  An  online  manual

We anticipate that an online proprietary manual to that Wisedriver.com has developed will: (i) assist our users with understanding the different aspects of a traffic summons, (ii) help the user prepare a defense, (iii) educate the user on Traffic Court procedure, and (iv) advise the user about any post-trial options he/she may have. This service will be available upon the launch of the website.

Understanding  the  ticket  itself

Wisedriver.com will attempt to explain the basic elements of each offense and relay to the user what exactly has been charged. This information will be an essential indicator to each user in deciding whether to defend a particular summons. Because certain infractions carry significant ramifications including points, penalties, higher insurance rates and defensive driving classes, full access to this knowledge may allow users to make more informed decisions on contesting a summons.

Essential to knowing whether to contest a ticket in court is an understanding of the user's available defenses. The manual will provide descriptions of these commonly used defenses and their applications.

Preparing  a  defense

Preparation for a defense begins when a ticket is issued and Wisedriver.com will attempt to instruct the user in detailed format on how to go about preparing for a potential court date.

The user will be informed about preparing information such as conditions, time and natural structures that were present at the time of the alleged infraction, and the manner they should be presented in a defense.

Other means of preparation will be in the form of photographs, maps, charts and even drawings that may greatly aid a defendant in court. The user will be shown the proper methods of introducing such visual aids during trial.

Trial

We will attempt to familiarize our user with every aspect of traffic court. Starting with courtroom procedure, it is anticipated that our site will contain extensive content on alleviating the stress of courtroom etiquette. From presentation to cross-examination to ultimately giving a good closing statement, Wisedriver.com plans to guide the user in presenting a potentially successful defense that represents the facts in a light most favorable to the defendant.

Examination techniques and admission of evidence and witnesses are another planned area of focus for the site. We anticipate these areas as important encounters in traffic court scenarios and plan to prepare the user on their employment.

While not displacing counsel or acting as a remedy for a summons, Wisedriver.com plans to inform the user and give sufficient information for a proper evaluation of the facts and anticipates increasing the likelihood of a successful defense and courtroom presentation.

Lastly, our site plans to inform the user on how verdicts do not always represent a sentence and how to respectfully request a lesser sentence of the court. Consideration for previous records and personal history may be factors accepted by a judge, and we plan to familiarize our future users with these techniques.

Post  Court

How to proceed once a trial is over is another area where we plan to focus our content. Regardless of the outcome of trial several important outstanding issues may remain, and Wisedriver.com plans to inform users on several post trial options including traffic school and the appeals process.

Disclaimer

While it is our intention to educate our users on all aspects of the traffic court process and potentially assist with overturning a moving violations summons, we will make every possible attempt to communicate that the content of the site does not offer definitive legal advise, but rather educational content that must be used in conjunction with the advice and assistance of a qualified traffic attorney. We plan on delivering this point extensively throughout the content of our site.

Identification  and  Retention  of  an  Attorney

While we plan on offering significant content for individual preparation and resolution of a traffic hearing, we also plan to dedicate a considerable portion of our content around the topic of selecting and retaining an attorney. This section will also carry added significance, because the overriding theme of our content will focus on the fact that knowledge of the trial and appeals process is something that should be utilized by a user in conjunction with the services of a qualified attorney. There will be considerable information for the user on the benefits of being represented in traffic court by an attorney, as well as a comprehensive database of U.S. attorneys. This database which is currently inactive will be geographically organized, and will allow users to select a qualified attorney in their jurisdiction specializing in traffic violations. While information is already published on the site regarding the benefits of attorney retention, the attorney database will not be completed until the first quarter 2002.

Links  for  Legal  Research

We anticipate that the user will also have access via a link to websites to a research area containing databases with legal research and listings of government and state law statutes pertaining to driving and moving violations. Legal research will be partitioned into categories according to regions and their respective archives of legal vehicular decisions and regulations. Individuals will use this feature as well as attorneys to research intricacies of the law as well as to identify codes of law infracted. In addition, we plan to offer a search engine that will allow users to query the database by keywords to allow for quicker and more focused research results. We anticipate the links to legal research to be completed within the next 2 month. However, a unique search engine for legal research may be delayed until the second quarter of 2002.

Interactive  ticket  information

We are in the process of developing the Personal Ticket Advisor (PTA) that is intended to automate most of the legal research for the future user or attorney in traffic infraction instances. The customary method of preparing a defense in motor vehicle cases is to research the specific law alleged to be broken and then dissect the elements. Wisedriver is developing a program whereas the user will be able to submit responses to queries initiated by Wisedriver.com. It is anticipated that the PTA will then email the user a response tailored to the offense alleged to have been committed. The response will consist of a thorough overview of the offense alleged. Additionally, it will provide the user with a verbatim reiteration of the legal statute that pertains to that specific offense. Wisedriver will then point out the elemental makeup of the offense and direct the user to compartmentalize the offense and pinpoint an element being considered for defense. The user will finally be directed to portions of the manual dealing with the specific defense sought.

The PTA is currently being constructed as a beta version limited to several states. Wisedriver.com plans on releasing this service on a state- by- state basis beginning in the fourth quarter of 2002.

Other  Value  Added  Services

Our goal is to create an integrated product offering that addresses most services and products needs for automobile drivers and enthusiasts. We plan to enter into strategic relationships with the top providers of automotive services and offer links from our site directly to the home pages of our designated partners.

Our site plans to organize these links to a myriad of driving related sites in categories ranging from insurance to driving publications. In addition to providing the user with links to hundreds of sites, we plan to brief the user on the desired site and rank the links for comparative value. We anticipate that the publication pertaining to the automotive industry and map sites will be completed by the 4th Quarter 2001. Thus, competing sites may be evaluated and compared by the user for personal preference and individual usage.

Through these types of third-party affiliations Wisedriver anticipates offering the following products to our future users:

     -AUTOMOTIVE RETAILERS will offer a one stop place for users' to shop for their automotive needs -AUTOMOTIVE PUBLICATIONS will offer our users up to date content and information on all the newest auto trends and releases of new information - AUTO LOANS AND FINANCING CALCULATORS will provide potential buyers with financing for the purchase - INSURANCE AND QUOTE COMPARISONS will provide car owners or potential buyers with protection for their vehicle, and will give them a chance to find the best rates - AUTO APPRAISAL SERVICES will allow buyers and sellers to gauge the value of a specific vehicle - EXTENDED WARRANTIES will provide cost effective long term protection for users' purchases - CREDIT REPORTS will allow users to check on the status of their credit as they are considering an automobile purchase - LEMON REPORTS can protect users from known defects and hidden problems with certain vehicle models - CAR SHIPPING AND TRANSPORT SERVICES can assist both buyers and sellers in completing an auction transaction -MAP SITES to assist drivers with finding directions and the locations for their favorite driving destinations.

We believe that by the end of the fourth quarter of the year we will be able to secure most of the above services. Specifically, we anticipate that the legal research, chat rooms, credit reports, lemon reports, loan calculators and insurance comparisons will be completed by the end of the third quarter of 2002. By the end of the fourth quarter 2002, we expect to have completed the automated ticket response and coaches corner.

Chat  Rooms  and  Message  Boards

In addition to these value-added services and offerings, we have created a message board , and developing a chat area where users will be able post questions and answers on a variety of traffic violation and automotive topics. The chat rooms and message boards will be organized by categories on different automotive and social topics, and will act as not only a source of information but as a way of promoting a sense of community amongst future Wisedriver users. We anticipate that this approach may result in larger audiences, encourage repeat visits and keep users engaged, when visiting our site.

Revenues

Because we are a developmental stage corporation, we have not generated any revenue to date. However, we anticipate that our business model should support several revenue sources within the automotive and legal industry including: listing fees charged to lawyers and law firms, partnerships with third-party automotive service companies, and advertising on our site.

Revenue

Attorney  Listing  Fees

As previously discussed, Wisedriver.com will have an attorney section where a future user can receive helpful guidance on evaluating whether retaining counsel is appropriate for an individual situation. Assuming the user chooses to retain counsel, we will offer a database of attorneys geographically allotted for the user to contact. We are in the process of developing an application entitled coaches corner, that will allow users to search through an attorney database by zip code or city.

We plan to charge attorneys an annual listing fee to be featured in the attorney directory. In addition, we plan to offer our lawyer members upgraded "featured sponsorship" packages that will place member attorneys at the top of the results list, or show their advertisement at the top of the page once the results of a particular geographic search are displayed. These listings will feature the name and contact info for each respective law firm or individual.

We anticipate selling listing fees in bulk, and working with both individual attorneys and large law firms, who may list individuals in their firm that specialize in traffic law.

STRATEGIC  PARTNERS

The partnerships that we anticipate forming with on-line service providers and merchants will include a link directly from our website directly to their home page. This type of arrangement is mutually beneficial for both parties. It will provide, a one-stop access to a wide range of automotive services for future Wisedriver users, and at the same time bring new customers and revenue to our partners. Because more value is usually placed on customers and revenue, it is anticipated that we will be able to derive revenue from these relationships via several different arrangements including CPC, CPA and/or revenue sharing. Depending on the specifics of each partner relationship, one or a combination of these compensation methods may be used. The following is a description of each:

-  Cost  Per  Click  (CPC)

The intended increase in traffic to each third-party service provided by the Wisedriver will enable us to charge each retailer a click-through rate, or a fee for each click called a CPC. This rate will be determined on an individualized basis with each partner. The CPC rate is a fee that is charged every time a Wisedriver user clicks on any link to another company's site. This method of generating revenue is directly contingent upon how many members we have, as the probability of an actual click occurring becomes higher with more traffic on our site.

The CPC rate must be specific for each client or strategic partner, based on individual traffic needs. The more existing traffic there is on a site, the less valuable each click is for them. However, for a brand new site the need to generate traffic is more immediately. Consequently, the more established sites may be charged a lower CPC rate.

-  Cost  Per  Acquisition  (CPA)

In some instances we anticipate that it will make sense to charge a flat fee for each new customer that we deliver to a strategic partner. For example in the case of an auto insurance partner, we anticipate receiving a flat fee for each closed insurance policy.

-  Revenue  Sharing

For e-commerce partners, we anticipate asking for a fixed percentage of revenues obtained through purchases made by customers that are Wisedriver users. The anticipated growth in Wisedriver's user base will provide opportunities for these businesses to increase their own on-line revenues as shoppers will be directed from Wisedriver to their sites.

The revenue arrangement will be determined by the strategic partner's industry dynamics relative standing in their respective industry, and marginal value that the partner derives from additional customers and revenues.

Advertising  on  Wisedriver

The anticipated traffic on the Wisedriver website may also allow us to receive ad sales revenues from potential advertisers. Advertising sales on Wisedriver is a way that we can possibly generate revenue from a diverse selection of marketplaces. We intend to create a variety of different options and packages for companies that would purchase advertising space on our site. These companies are not limited to the automotive or legal industry, but can come from a variety of related industries including: major banks and credit cards, retailers, the travel industry, fitness products and gyms, restaurants and/or any industry that can benefit from a group of consumers with significant potential spending power.

These advertisements will be in the format of click-on banners and buttons of varying sizes that will link the Wisedriver user directly to the advertisers' home page. The pricing for these ads will be based on a CPM rate, or cost per thousand impressions which the number of times the ad appears on our site. The CPM rate is derived from the number of exclusive viewers on a site at a given time, or how many viewers will actually see the ad. Therefore, the higher Wisedriver's user number reaches, the more our advertising space will be in demand. This further outlines our initial priority to draft a large viewer base in order to generate maximum profit from sale of our advertising space. The CPMs we will charge are also dependent on our members click through rates, and on the individual advertiser.

In addition, our ability to target these ads will also potentially increase our ability to generate revenue in the future. In most instances, advertisers are willing to spend more for targeted ads than for an untargeted ad run. Because the Wisedriver site is organized around different topics and functional areas, we anticipate the ability to serve specific types of ads on pages with matching content. For example the lawyer database section will most likely display legal ads, whereas the auto shopping section may include some auto insurance advertising or banks offering auto loans.

                         OUR  BUSINESS  EXPANSION  STRATEGY

We are pursuing strategic relationships to increase our access to on-line consumers, to build brand name recognition and to expand the products and services we provide to our on-line users. In addition to ongoing relationships, we are pursuing, or intend in the near future to pursue, alliances with:

     -    Internet  access  and  service  providers;
     -    Internet  content  providers;
     -    web  site  development  companies;
     -    web  site  and  e-mail  hosting  companies;  and
     -    electronic  commerce  companies.

Future possibilities for growth and generating income include strategic partnerships and/or acquisitions of other complimentary traffic infraction sites and businesses like an online traffic school, or vertical integration into the businesses of our anticipated partners (ie insurance, automobile publishing, auto retail, etc). While this growth through acquisition remains a core part of our future strategy, to date, we have not entered into any partnerships or acquisitions of this type, and has not conducted discussions with potential partners or target companies.

From a content standpoint, WiseDriver.com is considering branching off into numerous subclasses of driving. Areas such as teen drivers, taxicabs, senior citizen drivers, and foreign drivers are all being considered as unique enough to validate expansion and specialized treatment on the site. To date, no content expansion of this type has been executed, and will most likely occur as a phased implementation after the official launch of the original Wisedriver website in the coming months.

These alliances are intended to increase our core user base, transaction volume and operational efficiency and to further enhance our brand name recognition. We cannot assure you that we will be successful in forging these alliances and accomplishing our intended expansions. Our success in this regard will depend on locating and acquiring financially sound companies and raising additional financing sufficient to meet the costs of such acquisitions. There may be legal or licensing requirements that could adversely affect our ability to provide new services.

                                   COMPETITION

The market for Internet services and products is intensely competitive. Since the Internet's commercialization in the early 1990's, the number of web sites on the Internet competing for users' attention has proliferated with no substantial barriers to entry. We expect that competition will continue to intensify. Potential competition derives from a number of large Internet companies and services that have expertise in developing on-line commerce and in facilitating Internet traffic, including America On-line, Microsoft and Yahoo!. Many of these offer the same free or paid services that we offer. These potential competitors could choose to compete directly or indirectly through affiliations with other electronic commerce companies, including direct competitors. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete in this marketplace.

There are several direct competitors in this industry, but we believe that there is enough current demand to support another entrant. The competitors include, but are not limited to the following: www.nolo.com, www.motorists.org, www.ticketassasin.com.

Many sites currently contain individual aspects we incorporate. However, there does not appear to be a comprehensive driver services site, free of charge, which is community oriented, generates personal ticket responses and offers the full range of related services like Wisedriver.

In the future, we may encounter competition from other driver related sites that are still in the process of constructing their websites, but are showing a future commitment to content and e-commerce for their business. Many of the our competitors, as well as a number of potential new competitors, may have significantly greater financial, technical and marketing resources than Wisedriver. There can be no assurance that our competitors will not develop Internet or driver products and services that are superior to our services or that achieve greater market acceptance than our offerings.

We may also compete with online services and other website operators as well as traditional off-line businesses for a share of advertisers' total advertising budgets. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition. However, we believe the significant pool of U.S. drivers and growth of Internet use creates an ideal opportunity to introduce a web site like Wisedriver offering a comprehensive suite of value-added services for drivers.

A number of our competitors have significantly greater financial, technical, marketing and other resources. Some of our competitors also offer a wider range of services and financial products than us and have greater name recognition, more extensive customer bases and were first to the market. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than us. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share.

                         GOVERNMENT  AND  STATE  REGULATION

Since a portion of the site provides information of a legal nature to the user, proper disclaimers are selectively set up throughout the site. Before accessing various areas of Wisedriver.com, users will be required to agree to not form an attorney/client relationship and simply accept the information as examples of scenarios and suggestions. Admitted counsel presents all the material on the site and no legal advice is being provided to the user.

While it is our intention to educate our users on all aspects of the traffic court process and potentially assist with overturning a moving violations summons, we will make every possible attempt to communicate that the content of the site does not offer definitive legal advise, but rather educational content that must be used in conjunction with the advice and assistance of a qualified traffic attorney. We plan on delivering this point extensively throughout our site.

INTERNET  LAW

Traffic infraction and automotive sites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

     -  user  privacy
     -  freedom  of  expression
     -  pricing
     - content and quality of products and services - taxation - advertising - intellectual property rights - information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a material adverse effect on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

EMPLOYEES

We employ one person on a part-time basis. We will employ additional people as we continue to implement our plan of operation. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

Item  2.  Description  of  Property
-----------------------------------

We currently use office space at 405 Lexington Avenue, 47th Floor, New York, NY 10174. The primary tenant is the Atlas Group of Companies, LLC., a related party, owned by Michael Farkas.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the year ended December 31, 2001, the expense incurred to this related party amounted to $22,000.

Item  3.  Legal  Proceedings
--------------------------

The Company is not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-----------------------------------------------------------

None.

                                     PART  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters
----------------------------------------------------------------

On June 6, 2002, there were 49 shareholders of record of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.

Dividends
---------

The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------------------------------------------------------------------

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

YEARS  ENDED  DECEMBER  31,  2001  AND  2000

Development stage expenses during the year ended December 31, 2001 were ($126,329) as compared to ($85,618) for the year ended December 31, 2000.

Expenses during the year ended December 31, 2001 were primarily salary ($54,904) and office expenses ($24,000). The Company also accumulated various professional fees such as accounting ($14,733) and legal services ($18,182). These professional fees were for quarterly regulatory filings.

Expenses for the year ended December 31, 2000 were primarily salary ($38,463) and office expenses ($7,726). The company also accumulated various professional fees such as accounting ($4,500), consulting ($7,495) and legal services ($5,965). These professional fees were for the Company's annual and quarterly filings.

PERIOD  FROM  MARCH  16,  1999  (DATE  OF  INCEPTION)  THROUGH DECEMBER 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Development stage expenses since inception have amounted to ($215,873). These expenses were primarily salary ($93,367) and office expenses ($31,905) which consisted of administrative services. The Company also accumulated various professional fees such as accounting ($22,233), consulting ($7,495) and legal services ($31,905). The fees were related to the Company's annual and quarterly filings.

Liquidity  and  Capital  Resources

Despite capital contributions and loans from a related party, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from a loan from Michael Farkas, the Company's founder. A significant portion of the funds raised from the issuance of common stock and loans from related and third parties has been used to cover working capital needs such as office expenses and various consulting and legal fees.

For the year ended December 31, 2001, we incurred a net loss of $127,671. Our accumulated deficit since the date of inception is $217,215. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Item  7.  Financial  Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

The Company's accountant is Salibello & Broder, C.P.A. of New York City, New York. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
                                      II-3

                                    PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The directors and officers of the Company, as of June 10, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                             With
                             Company
Name             Age         Since          Director/Position
---------------------------------------------------------------------

Joshua Berger     28       June 13, 2000    President and Chairman of the Board
Jamee  Kalimi     32       June 13, 2000    Secretary  and  Director



JOSHUA BERGER has been our Chairman of the Board and President since June 13, 2000. From May 18, 1998 to June 13, 2000 Mr. Berger was a private attorney in NYC focusing on Traffic court and Immigration law. From February until June 13, 2000, Mr. Berger split his time between his own private office and the offices of Cyrus B. Adler in NYC. Mr. Berger was admitted to the NY State Bar Association in May 1998. From August 1993 until June of 1997, Mr. Berger attended New York Law School. On June 17, 2000, Mr. Berger was accused by a former colleague and partner, Cyril B. Adler, of forgery for allegedly signing Mr. Adler's name to a $1,000 check, a class E felony. Mr. Berger has vehemently denied the accusation and intends to vigorously defend the matter. No indictment has been landed in the proceedings and on May 22, 2001, the matter was adjourned by the Assistant District Attorney until September 16, 2001 and has subsequently been adjourned on several occasions by the Assistant District Attorney. Mr. Berger anticipates that all charges will be dismissed in their entirety.

JAMEE KALIMI has been our Secretary since June 13, 2000. From 1998 to May 2002, Ms. Kalimi was President and Director of i-Incubator.com, Inc. a publicly traded company listed on the OTC Electronic Bulletin Board. (OTCBB:IINC). Ms. Kalimi is currently the President of i-Carauction.com, Inc., Schoolwurks, Inc., and i-Teleco.com, Inc. all of which were subsidiaries of i-Incubator.com, Inc. until they were spun off on January 19, 2001. Prior to working for us, she was an assistant to the President of Atlas Equity Group, Inc. from February 1998 to October 1998. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty from April 1996 to February 1998 and President of AvJam Communications, Inc. from January 1994 to April 1996.

                                      III-1

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain  Legal  Proceedings
-------------------------

Except as set forth above with regard to Joshua Berger, no director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

                                     III-2

Item  10.  Executive  Compensation
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2001 and December 31, 2000, to executive officers who were serving as of fiscal year ending December 31, 2001 and December 31, 2000, whose salary and bonus during fiscal year ending December 31, 2001 exceeded $100,000. In 2001 and 2000, no officer received compensation in excess of $100,000.

Summary  Compensation  Table

                          ANNUAL  COMPENSATION                LONG TERM COMPENSATION

                                                                         RESTRICTED  SECURITIES
NAME  AND  PRINCIPAL  FISCAL                           OTHER  ANNUAL     STOCK       UNDERLYING OPTIONS     ALL  OTHER
POSITION              YEAR        SALARY      BONUS    COMPENSATION      AWARDS      (NO.  OF  SHARES)      COMPENSATION
-------------------- ---------  -----------  -------  --------------  -------------  -------------------  --------------
Joshua  Berger        2001       $54,903.84     0             0           0                 0              $     0
President             2000        38,461.50     0             0           0                 0                    0

Jamee Kalimi          2001       $        0     0             0           0                 0                    0
Secretary             2000                0     0             0           0                 0                    0



Employment Agreements. No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
-----------------------------------------------------------------------

The following table sets forth as of June 6, 2002, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                     III-3


NAME  AND  ADDRESS  OF                 AMOUNT  AND  NATURE  OF      PERCENT OF
BENEFICIAL  OWNER  (1)                 BENEFICIAL  OWNERSHIP        OUTSTANDING
SHARES
--------------------                   ------------------------    ------------
5%  STOCKHOLDERS
Michael  D.  Farkas  (2)                        6,500,000                82.09%
294  South  Coconut  Lane
Miami  Beach,  FL  33139

Joshua  Berger                                    450,000                 5.68%
2294  Norstrand  Avenue
Brooklyn,  NY  11210

DIRECTORS  AND  NAMED  EXECUTIVE
OFFICERS

Joshua  Berger                                    450,000                 5.68%
2294  Norstrand  Avenue
Brooklyn,  NY  11210

Jamee  Kalimi                                       2,438                  .03%
3314  Oak  Drive
Hollywood,  Florida  33021

All  directors  and  executive                    452,438                 5.64%
officers  as  a  group  (2  persons)

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

                                     III-4

(2) Michael D. Farkas is the sole officer, director and shareholder of Atlas Equity Group, Inc

(3) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item  12.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------

We currently use office space at 405 Lexington Avenue, 47th Floor, New York, NY 10174. The primary tenant is the Atlas Group of Companies, LLC., a related party, owned by Michael Farkas.

From July 2000 to November 2000, we agreed to reimburse Wealthhound.com, Inc. $1,500 per month (on a month-to-month basis) which increased to $2,000 per month in December 2000, for administrative services and other operating expenses such as secretarial services, copying, office supplies, delivery service, couriers and telephone usage. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the years ended December 31, 2001 and 2000, the expense incurred to this related party amounted to $2,000 and $9,500, respectively.

In September 2000, the Company engaged Envitro.Com Inc., a related party, to develop and design the website. The Company paid a total of $35,000 to Envitro.Com, Inc. in connection with these services. Envitro.com, Inc. is a wholly owned subsidiary of Wealthhound.com, Inc. Michael D. Farkas, our principal shareholder is the principal shareholder of Wealthhound.com, Inc.

In September 2000, the Company engaged OSRS Communications Inc., a related party, to provide web-hosting services for the website. The Company pays $35 per month in connection with these services. For both years ended December 31, 2000 and 2001, the expense amounted to $420.



                                     III-5

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the year ended December 31, 2001, the expense incurred to this related party amounted to $22,000.

As of December 31, 2001, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $23,800. Atlas Equity's sole shareholder, Michael D. Farkas is our principal shareholder.

Such related party transactions were on terms that were not more favorable than if agreed upon by a third party in an arms length transaction.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                     III-6

                                     PART  IV

Item  13.  Exhibits  and  Reports  on  Form  10-KSB
---------------------------------------------------

(a)  The  following  documents  are  filed  as  part  of  this  report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)      Certificate  of  Incorporation,  as  amended  (1)

3.2       Bylaws,  as  amended  (1)

(1)       Incorporated  by  reference  to  the  Registrant's
          Form  SB-2,  filed  on  June  20,  2001
          (SEC  File  No.  (333-63460).

(b)       Reports  on  Form  8-K
          We did not file any reports on Form 8-K for the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                             WISEDRIVER.COM,  INC.


                             By
                               ----------------------------
                                 JOSHUA  BERGER
                                 President


Dated:  June  6,  2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                            Date
                           President                        June  6, 2002

--------------------
   Joshua  Berger

/s/                        Secretary  and  Treasurer         June 6, 2002
--------------------
    Jamee  Kalimi

                      WISEDRIVER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                        CONSOLIDATED FINANCIAL STATEMENTS
                as of AND FOR THE YEARS ENDED DECEMBER 31, 2001
                   AND 2000 AND FOR THE PERIOD MARCH 16, 1999
                  (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

TABLE  OF  CONTENTS
-------------------



                                                   PAGE(S)


INDEPENDENT  AUDITORS'  REPORT                       1

CONSOLIDATED  FINANCIAL  STATEMENTS  as  of AND
FOR THE YEARS ENDED DECEMBER 31, 2001  AND  2000
AND  FOR  THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH DECEMBER  31,  2001


Consolidated  balance  sheets                        2

Consolidated  statements  of  operations             3

Consolidated  statements  of  changes  in
  stockholders'  equity (deficit)                    4

Consolidated  statements  of  cash  flows           5-6

Notes  to  consolidated  financial  statements      7-12

                          INDEPENDENT AUDITORS' REPORT

To  the  Stockholders  and
Board  of  Directors
Wisedriver.com,  Inc.  and  subsidiary
(A  Development  Stage  Company)
Miami,  Florida

We have audited the accompanying consolidated balance sheets of Wisedriver.com, Inc. and subsidiary (the "Company", a development stage company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period March 16, 1999 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period March 16, 1999 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


Salibello  &  Broder  LLP
New  York,  NY
May  30,  2002

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------




                                                           DECEMBER 31,
                                                         2001       2000
                                                      ----------  ---------
ASSETS

 Cash                                                 $      44   $ 41,297
 Prepaid expenses                                             0      3,500
 Other receivables                                           50        100
                                                      ----------  ---------

 Total current assets                                        94     44,897

WEBSITE-NET OF ACCUMULATED AMORTIZATION                  16,920     21,240
                                                      ----------  ---------

  TOTAL ASSETS                                        $  17,014   $ 66,137
                                                      ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses                 $  65,184   $ 10,436
Notes payable - related party                            23,800          0
                                                      ----------  ---------

Total current liabilities                                88,984     10,436
                                                      ----------  ---------

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, par value $.0001 per share;
   250,000,000 shares authorized; 7,918,300 shares
   issued and outstanding at 2001 and 2000                  792        792
Additional paid-in capital                              144,453    144,453
Deficit accumulated during the development stage       (217,215)   (89,544)
                                                      ----------  ---------

 Total stockholders' equity (deficit)                   (71,970)    55,701
                                                      ----------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                                   $  17,014   $ 66,137
                                                      ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements

                                      -2-

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------

                                                                                FOR THE PERIOD
                                                        FOR THE YEARS ENDED     MARCH 16, 1999
                                                            DECEMBER 31,       (DATE OF INCEPTION) TO
                                                         2001         2000      DECEMBER 31, 2001
                                                      -----------  -----------  -----------------

DEVELOPMENT STAGE REVENUES                                  $  0        $   0    $        0
                                                      -----------  -----------  -----------------
DEVELOPMENT STAGE EXPENSES
  Accounting fees                                         14,733        4,500        22,233
  Amortization expense                                     4,320          360         4,680
  Bank charges                                               172          161           453
  Consulting fees                                              0        7,495         7,495
  Corporate fees                                           3,223          223         4,073
  Legal fees                                              18,182        5,965        24,147
  License and taxes                                        1,257        1,834         3,091
  Office expenses                                         24,000        7,726        31,905
  On-line services                                           420          140           560
  Payroll                                                 54,904       38,463        93,367
  Payroll tax expense                                      4,596        3,357         7,953
  Postage                                                    207          177           384
  Printing                                                   315            0           315
  Rent                                                         0        1,817         1,817
  Website & development fees                                   0       13,400        13,400
                                                      -----------  -----------  -----------------

TOTAL DEVELOPMENT STAGE EXPENSES                         126,329       85,618       215,873
                                                      -----------  -----------  -----------------

Loss from operations                                    (126,329)     (85,618)     (215,873)
Interest expense                                           1,342            0         1,342
                                                      -----------  -----------  -----------------

NET LOSS                                              $ (127,671)  $  (85,618)   $ (217,215)
                                                      ===========  ===========  =================

NET LOSS PER COMMON SHARE
  Basic                                               $    (0.02)  $    (0.01)
                                                      ===========  ===========

  Diluted                                             $    (0.02)  $    (0.01)
                                                      ===========  ===========

Weighted-average number of common shares outstanding   7,918,300    6,815,695
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------

                                                                                  DEFICIT
                                                                                 ACCUMULATED
                                                                      ADDITIONAL  DURING THE
                                                     COMMON STOCK      PAID-IN   DEVELOPMENT
                                                   SHARES    AMOUNT    CAPITAL     STAGE       TOTAL
                                                  ---------  -------  ---------  ----------  ----------
Balance, March 16, 1999 (date of inception)               0  $     0  $      0   $       0   $       0

Restricted common stock issued to related
  parties for consulting fees                         1,000        0         0           0           0

Loss for the period March 16, 1999 (date of
  inception) through December 31, 1999                    0        0         0      (3,926)     (3,926)
                                                  ---------  -------  ---------  ----------  ----------

Balance, December 31, 1999                            1,000        0         0      (3,926)     (3,926)

June 14, 2000.  Forward stock split 6,500 to 1    6,499,000      650      (650)          0           0

Restricted common stock issued for consulting
  services                                           49,967        5     7,490           0       7,495

Restricted common stock issued to acquire
  Wisedriver.com LLC                                450,000       45       (45)          0           0

Common stock issued to third parties in private
  offering                                          918,333       92   137,658           0     137,750

Loss for the year ended December 31, 2000                 0        0         0     (85,618)    (85,618)
                                                  ---------  -------  ---------  ----------  ----------

Balance, December 31, 2000                        7,918,300      792   144,453     (89,544)     55,701

Loss  for the year ended December 31, 2001                0        0         0    (127,671)   (127,671)
                                                  ---------  -------  ---------  ----------  ----------

Balance, December 31, 2001                        7,918,300  $   792  $144,453   $(217,215)  $ (71,970)
                                                  =========  =======  =========  ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements


WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
------------------------------------------

                                                                                                          FOR THE PERIOD
                                                                                      YEARS ENDED         MARCH 16, 1999
                                                                                      DECEMBER 31,        (INCEPTION) TO
                                                                                    2001       2000      DECEMBER 31, 2001
                                                                                 ----------  ---------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Deficit accumulated during the development stage                             $(127,671)  $(85,618)  $         (217,215)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                 4,320        360                4,680
        Stock issued for consulting services                                             0      7,495                7,495
        Changes in assets and liabilities:
          Decrease (increase) in other receivables                                      50       (100)                 (50)
          Decrease (increase) in prepaid expenses                                    3,500     (3,500)                   0
          Increase in accounts payable and accrued expenses                         54,748      6,236               65,184
                                                                                 ----------  ---------  -------------------

               Net cash used in operating activities                               (65,053)   (75,127)            (139,906)
                                                                                 ----------  ---------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in intangible asset - Website cost                                        0    (21,600)             (21,600)
                                                                                 ----------  ---------  -------------------

               Net cash used in investing activities                                     0    (21,600)             (21,600)
                                                                                 ----------  ---------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                             0    137,750              137,750
      Proceeds of notes payable - related party                                     23,800          0               23,800
                                                                                 ----------  ---------  -------------------

               Net cash provided by financing activities                            23,800    137,750              161,550
                                                                                 ----------  ---------  -------------------

(Decrease) increase in cash                                                        (41,253)    41,023                   44
                                                                                 ==========  =========  ===================

Cash, beginning of year                                                             41,297        274                    0
                                                                                 ==========  =========  ===================

Cash, end of year                                                                $      44   $ 41,297   $               44
                                                                                 ==========  =========  ===================

  The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
------------------------------------------------------


SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

During the years ended December 31, 2001 and 2000 and the period March 16, 1999 (date of inception) through December 31, 2001 the Company did not pay any interest.

During the years ended December 31, 2001 and 2000 and the period March 16, 1999 (date of inception) through December 31, 2001, the Company paid franchise taxes amounting to $925, $0 and $925, respectively.

SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

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



    The accompanying notes are an integral part of these consolidated financial statements.
                                      - 6 -

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  FINANCIAL  STATEMENTS

1.     ORGANIZATION

WiseDriver.com, Inc., initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999, changed its name on April 13, 2000 to Atlas Ventures XV and on June 14, 2000, changed its name to WiseDriver.com, Inc. ("Wisedriver"). Wisedriver's primary objective is to design and develop an internet web site to provide the user with information relating to traffic violations and intends to grow through internal development, strategic alliances and acquisitions of existing business. On June 30, 2000, Wisedriver purchased an 80% interest in WiseDriver, LLC, a New York Limited Liability Company. Wisedriver, LLC was incorporated in the state of New York on March 8, 2000.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the major accounting policies incorporated in the preparation of the accompanying consolidated financial statements, which conform to generally accepted accounting principles, is presented below.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of WiseDriver.com, Inc. and its subsidiary WiseDriver, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

USE  OF  ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and reporting period. Accordingly, actual results could differ from those estimates.

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

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying consolidated financial statements have no provisions for deferred tax assets or liabilities.

STOCK  COMPENSATION

Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock which is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

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

3.     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In  June  2001,  the  Financial  Accounting  Standards Board issued SFAS No.141,
"Business Combinations" which supersedes APB Opinion No.16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition
Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. The requirements of FASB 141 do not have a material effect on our consolidated financial statements and related disclosures.

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes APB Opinion No.17, "Intangible Assets". The Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The requirements of FASB 142 do not have a material effect on our consolidated financial statements and related disclosures.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which amends FASB Statement No.19 "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The requirements of FASB 143 do not have a material effect on our consolidated financial statements and related disclosures.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of", APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51 "Consolidated Financial Statements". The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation. Also, it established a single accounting model for long-lived assets to be disposed of by sale. The requirements of FASB 143 do not have a material effect on our consolidated financial statements and related disclosures.

4.     INTANGIBLE  ASSET  -  WEBSITE

Website costs have been capitalized pursuant to EITF 00-2. The Website is being amortized on the straight-line basis over a period of 60 months. The planning and maintenance costs associated with the Website have been expensed as incurred. The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment if any is made based on estimates of undiscounted future cash flows. There have been no asset impairments from inception March 16, 1999.

The  Website  and  related  amortization  consisted  of  the  following:


                                                DECEMBER 31,
                                           2001              2000
                                      ------------       ------------
  Website                             $   21,600          $   21,600
  Less: Accumulated amortization          (4,680)               (360)
                                      ------------       ------------

  Total website                       $   16,920          $   21,240
                                      ============       ============




Amortization expense for the years ended December 31, 2001 and 2000 were $4,320 and $360, respectively, and $4,680 for the period March 16, 1999 (date of inception) to December 31, 2001.

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  consisted  of  the  following:

                                              DECEMBER 31,
                                              2001     2000
                                             -------  -------
Accounts payable                             $57,842  $ 2,936
Accrued expenses                               6,000    7,500
Accrued interest                               1,342        0
                                             -------  -------

Total accounts payable and accrued expenses  $65,184  $10,436
                                             =======  =======

6.     INCOME  TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on March 16, 1999. At December 31, 2001 and 2000, the Company had net operating loss carryforwards ("NOL's") of approximately $15,000 and $13,000, respectively, available to reduce future taxable income which will expire principally in 2021 and 2020, respectively. In addition, at December 31, 2001 and 2000, the Company had certain temporary differences totaling approximately $202,000 and $77,000, respectively, which will be available to offset future income.

In accordance with SFAS No. 109, the Company has computed the components or deferred income taxes as follows:

                                                       DECEMBER 31,
                                                      2001       2000
                                                    ---------  ---------
Deferred tax assets:
Expenses not currently deductible - start up costs  $ 80,000   $ 30,370
Net operating loss carryforwards                       6,000      5,000
                                                    ---------  ---------

Total deferred tax assets                             86,000     35,370
Valuation allowance                                  (86,000)   (35,370)
                                                    ---------  ---------

Deferred tax asset, net                             $      0   $      0
                                                    =========  =========

For the years ended December 31, 2001 and 2000, valuation allowances have been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for the years ended December 31, 2001 and 2000 and the period March 16, 1999 (date of inception) through December 31, 2001 principally due to the following:


U.S.  statutory  tax  rate     34.0   %
State and local taxes           5.5
Valuation allowance           (39.5)
                             -----------

Effective  rate                 0.0   %
                             ===========

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

7.     NOTES  PAYABLE

As of December 31, 2001 and 2000, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $23,800 and $0, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

8.     STOCK  OPTIONS

On June 30, 2000, the Company purchased an 80% interest of Wisdriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options will be granted to the president of Wisedriver.Com, LLC. The contractual life of the options is determined on certain conditions and will become exercisable when these conditions are met. The initial 150,000 shares shall vest upon the launching of Wisedriver.com's Website. An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee's employment agreement with the Company. As of December 31, 2001, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger's stock option agreement.

9.     STOCKHOLDERS'  EQUITY

On March 26, 1999, the Company issued 1,000 common shares to Michael D. Farkas (Former President, Treasurer, Secretary), in consideration for management services valued at $0.10. Michael Farkas is deemed to be a founder and affiliate of the Company.

On April 12, 2000, the Company resolved to change the amount of shares authorized to issue from 2,000 to 250,000,000 with a par value of $.0001 per share.

On June 14, 2000, Wisedriver approved a 6,500 to 1 forward stock split of its common stock, $.0001 par value. Immediately following the split, Michael Farkas, the founder of the Company owned 6,500,000 common shares.

On June 15, 2000, the Company authorized the issuance of 49,967 shares of restricted common stock to several individuals for service rendered to the Company. This transaction was valued at $7,495.

On June 30, 2000, Wisedriver entered into an Interest Purchase Agreement with Wisedriver.com LLC in which Wisedriver will receive 80% of Wisedriver.com LLC for 450,000 shares of restricted common stocks and an option to purchase 450,000 shares, subject to terms of the agreement, at $.50 per share and a presidential position in the Company. This transaction was valued at $45.

On July 17, 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933. Common stock was offered to accredited and non-accredited investors for cash consideration of $.15 per share. 918,333 shares were issued to 39 unaffiliated investors. That offering is now closed.

10.     DEVELOPMENT  STAGE  OPERATIONS  AND  GOING  CONCERN  MATTERS

The Company's initial activities have been devoted to developing a business plan and website, and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

WISEDRIVER.COM,  INC.  AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

10.     DEVELOPMENT  STAGE  OPERATIONS  AND  GOING  CONCERN  MATTERS (CONTINUED)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through December 31, 2001 aggregated to $217,215. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

11.     RELATED  PARTY  TRANSACTIONS

In July 2000, the Company agreed to reimburse Wealthhound, Inc., a related party, $1,500 per month (which was increased to $2,000 per month in December
2000) for operating, administrative and rent expense. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the years ended December 31, 2001 and 2000, the expense incurred to this related party amounted to $2,000 and $9,500, respectively.

In September 2000, the Company engaged Envitro.Com Inc., a related party, to develop and design its website. The Company paid a total of $35,000 to Envitro.Com Inc. in connection with these services.

In September 2000, the Company engaged OSRS Communications Inc., a related party, to provide web-hosting services for the website. The Company pays $35 per month in connection with these services. For both years ended December 31, 2000 and 2001, the expense amounted to $420.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the year ended December 31, 2001, the expense incurred to this related party amounted to $22,000.