Form 10QSB
period 2002-03-31
WISEDRIVER COM INC
filed 2002-06-19
CIK 1142729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002 .

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-

WISEDRIVER.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0908171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1221 Brickell Avenue, Suite 900
Miami, FL  33131
(Address of principal executive offices) (Zip Code)

(305) 539-0900
(Registrant''s telephone number, including area code)

Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No	X

State the number of shares outstanding of each of the issuer''s classes of common equity, as of the latest practical date: As of June 18, 2002 the Company had 7,918,300 shares of common stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC.
FINANCIAL STATEMENTS
AS OF MARCH 31, 2002

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

-------------------------------------------------------------------------------

                                                                Page(s)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH MARCH 31, 2002

Consolidated balance sheets                                        1

Consolidated statements of operations                              2

Consolidated statements of changes in stockholders' deficit        3

Consolidated statements of cash flows                             4-5

Notes to consolidated financial statements                       6-11

WISEDRIVER.COM, INC. AND SUBSIDIARY
(ADEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
                                                        (UNAUDITED)                YEAR ENDED
                                                           MARCH 31,              DECEMBER 31,
                                                              2002                    2001
                                                      ---------------------  ----------------------

ASSETS

CURRENT ASSETS:

    Cash                                              $                 100   $                 44
    Other receivables                                                    50                     50
                                                      ---------------------- ----------------------

        Total current assets                                            150                     94

WEBSITE-NET OF ACCUMULATED AMORTIZATION                              15,840                 16,920
                                                      ---------------------- ----------------------

    TOTAL ASSETS                                      $              15,990   $             17,014
                                                      ====================== ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable and accrued expenses             $              78,560   $             65,184
    Notes payable - related party                                    24,900                 23,800
                                                      ---------------------- ----------------------

        Total current liabilities                                   103,460                 88,984
                                                      ---------------------- ----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized;
       7,918,300 shares issued and outstanding                          792                    792
    Additional paid-in capital                                      144,453                144,453
    Deficit accumulated during the development stage               (232,715)              (217,215)
                                                      ---------------------- ----------------------

     Total stockholders' deficit                                    (87,470)               (71,970)
                                                      ---------------------- ----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $              15,990   $             17,014
                                                      ====================== ======================

   The accompanying notes are an integral part of these financial statements.
                                      -1-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(ADEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------
                                                                                               FOR THE PERIOD
                                                   FOR THE THREE MONTHS ENDED                  MARCH 16, 1999
                                                            MARCH 31,                      (DATE OF INCEPTION) TO
                                                 2002                       2001                MARCH 31, 2002
                                       -----------------------    -----------------------    --------------------

DEVELOPMENT STAGE REVENUES             $                    0     $                    0     $              0
                                       -----------------------    -----------------------    --------------------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                                     5,284                      2,500               27,517
    Amortization expense                                1,080                      1,080                5,760
    Bank charges                                           52                          0                  505
    Consulting fees                                         0                          0                7,495
    Corporate fees                                        241                      1,540                4,314
    Legal fees                                          1,425                      1,895               25,572
    Licenses and taxes                                      0                        650                3,091
    Office expenses                                     6,000                      5,131               37,905
    On-line services                                      105                        105                  665
    Payroll                                                 0                     23,077               93,367
    Payroll tax expense                                   707                      2,161                8,660
    Postage                                                 0                        207                  384
    Printing                                                0                        315                  315
    Rent                                                    0                        908                1,817
    Website & development fees                              0                          0               13,400
                                       -----------------------    -----------------------    --------------------

TOTAL DEVELOPMENT STAGE EXPENSES                       14,894                     39,569              230,767
                                       -----------------------    -----------------------    --------------------

Loss from operations                                  (14,894)                   (39,569)            (230,767)
Interest expense                                          606                          0                1,948
                                       -----------------------    -----------------------    --------------------

NET LOSS                               $              (15,500)    $              (39,569)    $       (232,715)
                                       =======================    =======================    ====================

NET LOSS PER COMMON SHARE
    Basic and diluted                  $               (0.002)    $               (0.005)
                                       =======================    =======================

Weighted-average number of common
 shares outstanding                                 7,918,300                  7,918,300
                                       =======================    =======================

   The accompanying notes are an integral part of these financial statements.
                                      -2-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(ADEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                       ADDITIONAL
                                                                     COMMON STOCK                      PAID-IN
                                                                        SHARES        AMOUNT           CAPITAL
                                                                 --------------   -------------       ---------

Balance, March 16, 1999 (date of inception)                                  0       $       0       $       0

Restricted common stock issued to related parties for consulting fees    1,000               0               0

Loss for the period March 16, 1999 (inception) through
   December 31, 1999                                                         0               0               0
                                                                     ---------       ---------       ---------

Balance, December 31, 1999                                               1,000               0               0

Forward stock split 6,500 to 1                                       6,499,000             650            (650)

Restricted common stock issued for consulting services                  49,967               5           7,490

Restricted common stock issued to acquire Wisedriver.com LLC           450,000              45             (45)

Common stock issued to third parties in private offering               918,333              92         137,658

Loss for the year ended December 31, 2000                                    0               0               0
                                                                     ---------       ---------       ---------

Balance, December 31, 2000                                           7,918,300             792         144,453

Loss for the year ended December 31, 2001                                    0               0               0
                                                                     ---------       ---------       ---------

Balance, December 31, 2001                                           7,918,300             792         144,453

Loss for the three months ended March 31, 2002                               0               0               0
                                                                     ---------       ---------       ---------

Balance, March 31, 2002                                              7,918,300       $     792       $ 144,453
                                                                     =========       =========       =========

                                                                      DEFICIT
                                                                      ACCUMULATED
                                                                      DURING THE
                                                                      DEVELOPMENT
                                                                      STAGE              TOTAL
                                                                   --------------- ------------------

Balance, March 16, 1999 (date of inception)                          $       0        $       0

Restricted common stock issued to related parties for consulting fees        0                0

Loss for the period March 16, 1999 (inception) through
   December 31, 1999                                                    (3,926)          (3,926)
                                                                     ---------        ---------

Balance, December 31, 1999                                              (3,926)          (3,926)

Forward stock split 6,500 to 1                                               0                0

Restricted common stock issued for consulting services                       0            7,495

Restricted common stock issued to acquire Wisedriver.com LLC                 0                0

Common stock issued to third parties in private offering                     0          137,750

Loss for the year ended December 31, 2000                              (85,618)         (85,618)
                                                                     ---------        ---------

Balance, December 31, 2000                                             (89,544)          55,701

Loss for the year ended December 31, 2001                             (127,671)        (127,671)
                                                                     ---------        ---------

Balance, December 31, 2001                                            (217,215)         (71,970)

Loss for the three months ended March 31, 2002                         (15,500)         (15,500)
                                                                     ---------        ---------

Balance, March 31, 2002                                              $(232,715)       $ (87,470)
                                                                     =========        =========

   The accompanying notes are an integral part of these financial statements.
                                      -3-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(ADEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                                                                                   FOR THE PERIOD
                                                                          THREE MONTHS ENDED       MARCH 16, 1999
                                                                                MARCH 31,          (INCEPTION) TO
                                                                            2002       2001        MARCH 31, 2002
                                                                     ------------  -----------   ------------------

OPERATING ACTIVITIES:
    Deficit during the development stage                             $   (15,500)  $  (39,569)    $   (232,715)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                         1,080        1,080            5,760
      Stock issued for consulting services                                     0            0            7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                               0       (3,000)             (50)
        Decrease (increase) in prepaid expenses                                0        3,500                0
        Increase (decrease) in accounts payable and accrued expenses      13,376         (900)          78,560
                                                                     ------------  -----------    -------------------

             Net cash used in operating activities                        (1,044)     (38,889)        (140,950)
                                                                     ------------  -----------    -------------------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                    0            0          (21,600)
                                                                     ------------  -----------    -------------------

             Net cash used in investing activities                             0            0          (21,600)
                                                                     ------------  -----------    -------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                    0            0          137,750
     Proceeds of notes payable - related party                             1,100            0           24,900
                                                                     ------------  -----------    -------------------

             Net cash provided by financing activities                     1,100            0          162,650
                                                                     ------------  -----------    -------------------

Increase (decrease) in cash                                                   56      (38,889)             100
                                                                     ============  ===========    ===================

Cash, beginning of period                                                     44       41,297                0
                                                                     ============  ===========    ===================

Cash, end of period                                                  $       100   $    2,408     $        100
                                                                     ============  ===========    ===================

   The accompanying notes are an integral part of these financial statements.
                                      -4-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2002 and 2001 and the period March 16, 1999 (date of inception) through March 31, 2002 the Company did not pay any interest.

During the three months ended March 31, 2002 and 2001 and the period March 16, 1999 (date of inception) through March 31, 2002, the Company paid franchise taxes amounting to $0, $600 and $925, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company entered into the following non-cash transactions:

On March 26, 1999, the Company issued 1,000 shares to its founder for consulting services valued at $0.10 (see note 8).

On June 30, 2000, the Company issued 450,000 shares of restricted common stock and an option to purchase 450,000 shares in connection with the acquisition of an 80% interest in Wisedriver.com LLC. This transaction was valued at $45 (see note 8).

On June 15, 2000, the Company issued 49,967 of restricted common stock to individuals for consulting and legal services valued at $7,495 (see note 8).

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

WiseDriver.com, Inc., initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999, changed its name on April 13, 2000 to Atlas Ventures XV and on June 14, 2000, changed its name to WiseDriver.com, Inc. (“Wisedriver”). Wisedriver’s primary objective is to design and develop an internet web site to provide the user with information relating to traffic violations and intends to grow through internal development, strategic alliances and acquisitions of existing business. On June 30, 2000, Wisedriver purchased an 80% interest in WiseDriver, LLC, a New York Limited Liability Company. Wisedriver, LLC was incorporated in the state of New York on March 8, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the interim financial statements have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the year.

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

INCOME TAXES The Company utilizes Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in consolidated financial statements or tax returns.

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

STOCK COMPENSATION Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock which is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

NET LOSS PER SHARE The Company has adopted SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments.

Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

FAIR VALUE OF FINANCIAL INSTRUMENTS SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the fair value of financial instruments. The Company’s management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.   INTANGIBLE ASSET - WEBSITE

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

     The Website and related amortization consisted of the following:

                                        (UNAUDITED)
                                         MARCH 31,          DECEMBER 31,
                                           2002                 2001
                                    ------------------  -------------------

Website                             $          21,600    $          21,600
Less: Accumulated amortization                 (5,760)              (4,680)
                                    ------------------  -------------------

Total website                       $          15,840    $          16,920
                                    ==================  ===================
Amortization expense for the three months ended March 31, 2002 and for the year ended December 31, 2001 totaled $1,080 and $4,320, respectively.

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                           (UNAUDITED)
                                             MARCH 31,         DECEMBER 31,
                                               2002                2001
                                        -----------------   ---------------

Accounts payable                        $         68,878    $       57,842
Accrued expenses                                   7,734             6,000
Accrued interest                                   1,948             1,342
                                        -----------------   ---------------

Total accounts payable accrued expenses $         78,560    $       65,184
                                        =================   ===============

5.   INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on March 16, 1999. At March 31, 2002, the Company had net operating loss carryforwards (“NOL’s”) of approximately $15,400 available to reduce future taxable income which will expire principally in 2021 and 2020. In addition, at March 31, 2002, the Company had certain temporary differences totaling approximately $217,300 which will be available to offset future income.

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

5.   INCOME TAXES (continued)

In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

                                                        (UNAUDITED)
                                                         MARCH 31,        DECEMBER 31,
                                                            2002             2001
                                                  -----------------   ----------------
Deferred tax assets:
Expenses not currently deductible - start up cost $         86,000             80,000                                                                                                     $
Net operating loss carryforwards                             6,000              6,000
                                                  -----------------   ----------------

Total deferred tax assets                                   92,000             86,000
Valuation allowance                                        (92,000)           (86,000)
                                                  -----------------   ----------------

Deferred tax asset, net                           $              0                  0                                                                                                     $
                                                  =================   ================
For the three months ended March 31, 2002 and year ended December 31, 2001 valuation allowance have been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for the three months ended March 31, 2002 and 2001 and the period March 16, 1999 (date of inception) through March 31, 2002 principally due to the following:

U.S. statutory tax rate                              34.0%
State and local taxes                                 5.5
Valuation allowance                                 (39.5)
                                                ----------

Effective rate                                        0.0%
                                                ==========

6.   NOTES PAYABLE

As of March 31, 2002 and December 31, 2001, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $24,900 and $23,800, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

7.   STOCK OPTIONS

On June 30, 2000, the Company purchased an 80% interest of Wisedriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options will be granted to the president of Wisedriver.Com, LLC. The contractual life of the options is determined on certain conditions and will become exercisable when these conditions are met. The initial 150,000 shares shall vest upon the launching of Wisedriver.com’s Website. An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee’s employment agreement with the Company. As of March 31, 2002, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger’s stock option agreement.

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

8.   STOCKHOLDERS’ EQUITY

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

9.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s initial activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through March 31, 2002 aggregated to $232,715. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

10.   RELATED PARTY TRANSACTIONS

In July 2000, the Company agreed to reimburse Wealthhound, Inc., a related party, $1,500 per month (which was increased to $2,000 per month in December 2000) for operating, administrative and rent expense. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the three months ended March 31, 2002 and 2001, the expense incurred to this related party amounted to $0 and $2,000, respectively.

In September 2000, the Company engaged eNvirto.com Inc., a related party, to develop and design the website. The Company paid a total of $35,000 to eNvirto.com Inc. in connection with these services

In September 2000, the Company engaged OSRS Communications Inc., a related party, to provide web-hosting services for the website. The Company pays $35 per month in connection with these services.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the three months ended March 31, 2002 and 2001, the expense incurred to this related party amounted to $6,000 and $4,000, respectively.

The accompanying notes are an integral part of these financial statements.

Item 2.   Management's Discussion and Analysis

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Wisedriver.Com, Inc. is a development – stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company’s operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Development stage expenses during the three months ended March 31, 2002 were ($14,894) as compared to ($39,569) for the three months ended March 31, 2001.

Expenses during the three months ended March 31, 2002 were primarily accounting fees ($5,284) and office expenses ($6,000). These expenses incurred were for quarterly regulatory filings, operating, administrative and office rent.

Expenses during the three months ended March 31, 2001 were primarily salary ($23,077) and office expenses ($5,131). The expenses incurred were in connection with the development of a business plan and formation of the Company.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset business development expenses.

Development stage expenses since inception have amounted to ($230,767). The expenses were primarily salary ($93,367) and office expenses ($37,905) which consisted of administrative services. The Company also accumulated various professional fees such as accounting ($27,517), consulting ($7,954) and legal services ($25,572). The fees were related to the Company’s annual and quarterly filings.

Liquidity and Capital Resources

Despite capital contributions and loans from a related party, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from a loan from Michael Farkas, the Company’s founder. A significant portion of the funds raised from the issuance of common stock and loans from related and third parties has been used to cover working capital needs.

For the three months ended March 31, 2002, we incurred a net loss of $15,500. Our accumulated deficit since the date of inception is $232,715. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary, office expenses, and various professional fees.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.      Not Applicable

Item 2. Changes in Securities.      None

Item 3. Defaults Upon Senior Securities.      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.      None

Item 5. Other Information.      None

Item 6. Exhibits and Reports of Form 8-K.      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 18, 2002.

WISEDRIVER.COM, INC.

By: /s/ Jamee Kalimi
Jamee Kalimi, President