Form 10QSB
period 2002-06-30
WISEDRIVER COM INC
filed 2002-10-02
CIK 1142729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002 .

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission File Number 333-63460

WISEDRIVER.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0908171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

405 Lexington Avenue, 47th Floor
New York, New York  10174
(Address of principal executive offices) (Zip Code)

(212) 716-1500
(Registrant''s telephone number, including area code)

1221 Brickell Avenue, Suite 900
Miami, FL  33131
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

State the number of shares outstanding of each of the issuer''s classes of common equity, as of the latest practical date: As of October 1, 2002 the Company had 7,918,300 shares of common stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH JUNE 30, 2002

WISEDRIVER.COM, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001 AND FOR THE SIX MONTHS
ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD
MARCH 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2002

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of changes in stockholders' deficit	3

Consolidated statements of cash flows	4-5

Notes to consolidated financial statements	6-11

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------

                                                             (UNAUDITED)
                                                                 JUNE 30,               DECEMBER 31,
                                                                   2002                     2001
                                                           ---------------------- ----------------------

ASSETS

CURRENT ASSETS:

    Cash                                                   $                  37   $                 44
    Other receivables                                                         50                     50
                                                           ---------------------- ----------------------

        Total current assets                                                  87                     94

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                   14,760                 16,920
                                                           ---------------------- ----------------------

    TOTAL ASSETS                                           $              14,847   $             17,014
                                                           ====================== ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                  $              97,978   $             65,184
    Notes payable - related party                                         25,835                 23,800
                                                           ---------------------- ----------------------

        Total current liabilities                                        123,813                 88,984
                                                           ---------------------- ----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized;
       7,918,300 shares issued and outstanding                               792                    792
    Additional paid-in capital                                           144,453                144,453
    Deficit accumulated during the development stage                    (254,211)              (217,215)
                                                           ---------------------- ----------------------

     Total stockholders' deficit                                        (108,966)               (71,970)
                                                           ---------------------- ----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $              14,847   $             17,014
                                                           ====================== ======================

                            The accompanying notes are an integral part of these financial statements.

                                                           -1-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                               FOR THE PERIOD
                                       FOR THE SIX MONTHS ENDED              FOR THE THREE MONTHS ENDED        MARCH 16, 1999
                                               JUNE 30,                               JUNE 30,             (DATE OF INCEPTION) TO
                                      2002                 2001               2002                2001          JUNE 30, 2002

DEVELOPMENT STAGE REVENUES         $       0           $       0           $       0           $       0           $       0
                                   ---------           ---------           ---------           ---------           ---------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                   17,422               5,537              12,138               3,037              39,655
    Amortization expense               2,160               2,160               1,080               1,080               6,840
    Bank charges                          97                  82                  45                  82                 550
    Consulting fees                        0                   0                   0                   0               7,495
    Corporate fees                       370               2,109                 129                 569               4,443
    Legal fees                         2,235               3,153                 810               1,258              26,382
    Licenses and taxes                   570               1,220                 570                 570               3,661
    Office expenses                   12,000              10,222               6,000               5,092              43,905
    On-line services                     210                 210                 105                 105                 770
    Payroll                                0              45,769                   0              22,692              93,367
    Payroll tax expense                  707               3,897                   0               1,736               8,660
    Postage                                0                 207                   0                   0                 384
    Printing                               0                 315                   0                   0                 315
    Rent                                   0               1,817                   0                 908               1,817
    Website & development fee              0                   0                   0                   0              13,400
                                   ---------           ---------           ---------           ---------           ---------

TOTAL DEVELOPMENT STAGE EXPENSES      35,771              76,698              20,877              37,129             251,644
                                   ---------           ---------           ---------           ---------           ---------

Loss from operations                 (35,771)            (76,698)            (20,877)            (37,129)           (251,644)
Interest expense                       1,225                 218                 619                 218               2,567
                                   ---------           ---------           ---------           ---------           ---------

NET LOSS                           $ (36,996)          $ (76,916)          $ (21,496)          $ (37,347)          $(254,211)
                                   =========           =========           =========           =========           =========

NET LOSS PER COMMON SHARE
    Basic and diluted              $    0.00           $   (0.01)          $    0.00           $    0.00
                                   =========           =========           =========           =========

Weighted-average number of common
 shares outstanding                7,918,300           7,918,300           7,918,300           7,918,300
                                   =========           =========           =========           =========

                              The accompanying notes are an integral part of these financial statements.

                                                                  -2-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   ADDITIONAL
                                                                             COMMON STOCK                           PAID-IN
                                                                               SHARES             AMOUNT            CAPITAL
                                                                           ---------------  -----------------    ---------------

Balance, March 16, 1999 (date of inception)                                            0          $       0          $       0

Restricted common stock issued to related parties for consulting fees              1,000                  0                  0

Loss for the period March 16, 1999 (inception) through
   December 31, 1999                                                                   0                  0                  0
                                                                               ---------          ---------          ---------

Balance, December 31, 1999                                                         1,000                  0                  0

Forward stock split 6,500 to 1                                                 6,499,000                650               (650)

Restricted common stock issued for consulting services                            49,967                  5              7,490

Restricted common stock issued to acquire Wisedriver.com LLC                     450,000                 45                (45)

Common stock issued to third parties in private offering                         918,333                 92            137,658

Loss for the year ended December 31, 2000                                              0                  0                  0
                                                                               ---------          ---------          ---------

Balance, December 31, 2000                                                     7,918,300                792            144,453

Loss for the year ended December 31, 2001                                              0                  0                  0
                                                                               ---------          ---------          ---------

Balance, December 31, 2001                                                     7,918,300                792            144,453

Loss for the six months ended June 30, 2002                                            0                  0                  0
                                                                               ---------          ---------          ---------

Balance, June 30, 2002                                                         7,918,300          $     792          $ 144,453
                                                                               =========          =========          =========

                                                                                 DEFICIT
                                                                               ACCUMULATED
                                                                               DURING THE
                                                                               DEVELOPMENT
                                                                                  STAGE              TOTAL
                                                                           ------------------ ------------------

Balance, March 16, 1999 (date of inception)                                    $       0           $       0

Restricted common stock issued to related parties for consulting fees                  0                   0

Loss for the period March 16, 1999 (inception) through
   December 31, 1999                                                              (3,926)             (3,926)
                                                                               ---------          ----------

Balance, December 31, 1999                                                        (3,926)             (3,926)

Forward stock split 6,500 to 1                                                         0                   0

Restricted common stock issued for consulting services                                 0               7,495

Restricted common stock issued to acquire Wisedriver.com LLC                           0                   0

Common stock issued to third parties in private offering                               0             137,750

Loss for the year ended December 31, 2000                                        (85,618)            (85,618)
                                                                               ---------          ----------

Balance, December 31, 2000                                                       (89,544)             55,701

Loss for the year ended December 31, 2001                                       (127,671)           (127,671)
                                                                               ---------          ----------

Balance, December 31, 2001                                                      (217,215)            (71,970)

Loss for the six months ended June 30, 2002                                      (36,996)            (36,996)
                                                                               ---------          ----------

Balance, June 30, 2002                                                         $(254,211)          $(108,966)
                                                                               =========          ==========

                              The accompanying notes are an integral part of these financial statements.

                                                                  -3-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                             FOR THE PERIOD
                                                                                SIX MONTHS ENDED             MARCH 16, 1999
                                                                                    JUNE 30,                 (INCEPTION) TO
                                                                              2002             2001          JUNE 30, 2002
                                                                           ---------        ---------        --------------

OPERATING ACTIVITIES:
    Deficit during the development stage                                   $ (36,996)       $ (76,916)       $(254,211)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                             2,160            2,160            6,840
      Stock issued for consulting services                                         0            7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                                   0               50              (50)
        Decrease (increase) in prepaid expenses                                    0            3,500                0
        Increase (decrease) in accounts payable and accrued expenses          32,794           14,402           97,978
                                                                           ---------        ---------        ---------

             Net cash used in operating activities                            (2,042)         (56,804)        (141,948)
                                                                           ---------        ---------        ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                        0                0          (21,600)
                                                                           ---------        ---------        ---------

             Net cash used in investing activities                                 0                0          (21,600)
                                                                           ---------        ---------        ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                        0                0          137,750
     Proceeds of notes payable - related party                                 2,035           16,000           25,835
                                                                           ---------        ---------        ---------

             Net cash provided by financing activities                         2,035           16,000          163,585
                                                                           ---------        ---------        ---------

(Decrease) increase in cash                                                       (7)         (40,804)              37
                                                                           =========        =========        =========

Cash, beginning of period                                                         44           41,297                0
                                                                           =========        =========        =========

Cash, end of period                                                        $      37        $     493        $      37
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

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2002 and 2001 and the period March 16, 1999 (date of inception) through June 30, 2002 the Company did not pay any interest.

During the six months ended June 30, 2002 and 2001 and the period March 16, 1999 (date of inception) through June 30, 2002, the Company paid franchise taxes amounting to $570, $1,220 and $1,495, respectively.

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

All transactions with other than employees, in which goods or services are the consideration received for the issuance of stock is accounted for based on the fair value of the consideration received or the fair value of the stock, whichever is more reliably measurable.

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

The Website and related amortization consisted of the following:

	(UNAUDITED) JUNE 30, 2002	DECEMBER 31, 2001

Website	$21,600	$21,600
Less: Accumulated amortization	(6,840)	(4,680)
Total website	$14,760	$16,920

Amortization expense for the six months ended June 30, 2002 and for the year ended December 31, 2001 totaled $2,160 and $4,320, respectively.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(UNAUDITED) JUNE 30, 2002	DECEMBER 31, 2001

Accounts payable	$94,072	$57,842
Accrued expenses	1,339	6,000
Accrued interest	2,567	1,342
Total accounts payable accrued expenses	$97,978	$65,184

5.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on March 16, 1999. At June 30, 2002, the Company had net operating loss carryforwards (“NOL’s”) of approximately $15,400 available to reduce future taxable income which will expire principally in 2021 and 2020. In addition, at June 30, 2002, the Company had certain temporary differences totaling approximately $238,800 which will be available to offset future income.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

5.	INCOME TAXES (continued)

In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

	(UNAUDITED) JUNE 30, 2002	DECEMBER 31, 2001

Deferred tax assets:
Expenses not currently deductyible - start up cost	$94,400	$80,000
Net operating loss carryforwards	6,000	6,000
Total deferred tax assets	100,400	86,000
Valuation allowance	(100,400)	(86,000)
Deferred tax asset, net	$0	$0

For the six months ended June 30, 2002 and year ended December 31, 2001 valuation allowances have been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for the six months ended June 30, 2002 and 2001 and the period March 16, 1999 (date of inception) through June 30, 2002 principally due to the following:

U.S. statutory tax rate	34.0%
State and local taxes	5.5
Valuation allowance	(39.5)
Effective rate	0.0%

6.	NOTES PAYABLE

As of June 30, 2002 and December 31, 2001, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $25,835 and $23,800, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

7.	STOCK OPTIONS

On June 30, 2000, the Company purchased an 80% interest of Wisedriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options will be granted to the president of Wisedriver.Com, LLC. The contractual life of the options is determined on certain conditions and will become exercisable when these conditions are met. The initial 150,000 shares shall vest upon the launching of Wisedriver.com’s Website. An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee’s employment agreement with the Company. As of June 30, 2002, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger’s stock option agreement.

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

The Company’s activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through June 30, 2002 aggregated to $254,211. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

10.	RELATED PARTY TRANSACTIONS

In July 2000, the Company agreed to reimburse Wealthhound, Inc., a related party, $1,500 per month (which was increased to $2,000 per month in December 2000) for operating, administrative and rent expense. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the six months ended June 30, 2002 and 2001, the expense incurred to this related party amounted to $0 and $2,000, respectively.

In September 2000, the Company engaged eNvitro.com, Inc., a related party, to develop and design the website. The Company paid a total of $35,000 to eNvitro.com, Inc. in connection with these services

In September 2000, the Company engaged OSRS Communications Inc., a related party, to provide web-hosting services for the website. The Company pays $35 per month in connection with these services.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the six months ended June 30, 2002 and 2001, the expense incurred to this related party amounted to $12,000 and $10,000, respectively.

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

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Development stage expenses during the six months ended June 30, 2002 were $36,996 compared to $76,916 for the six months ended June 30, 2001.

Expenses during the six months ended June 30, 2002 were primarily office expenses for administrative services by a related company in the amount of $12,000 and professional fees such as accounting ($17,422) and legal services ($2,235). These professional fees were for audit fees and quarterly regulatory filings.

Expenses during the six months ended June 30, 2001 were primarily salary ($45,769) and office expenses for administrative services by a related party ($10,222). The Company also incurred professional fees such as accounting ($5,537) and legal services ($3,153). These professional fees were for quarterly regulatory filings.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Development stage expenses during the three months ended June 30, 2002 were $21,496 as compared to $ 37,347 for the three months ended June 30, 2001.

Expenses during the three months ended June 30, 2002 were office expenses ($6,000) for administrative services and professional fees such as accounting ($12,138) and legal services ($810).

Expenses during the three months ended June 30, 2001 were primarily salary ($22,692), office expenses ($5,092) which consisted of administrative services and professional fees such as accounting ($3,037) and legal services ($1,736).

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operation expenses since inception have amounted to $254,211. These expenses were primarily salary ($93,367), office expenses for administrative services and rent ($43,905) and professional fees such as accounting ($39,655) and legal services ($26,382). The professional fees were related to the Company’s annual and quarterly filings.

Liquidity and Capital Resources

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from a loan from Michael Farkas, the Company’s founder. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the six months ended June 30, 2002, we incurred a net loss of $36,996. Our accumulated deficit since the date of inception is $254,211. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

The Company continues to experience cash flow shortages and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.      Not Applicable

Item 2.     Changes in Securities.      None

Item 3.     Defaults Upon Senior Securities.      Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.      None

Item 5.     Other Information.      None

Item 6.     Exhibits and Reports of Form 8-K.      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 1, 2002.

WISEDRIVER.COM, INC.

By:    /s/  Joshua Berger

Joshua Berger, Chief Executive Officer,
Chief Financial Officer and President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Joshua Berger certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Wisedriver.com, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 1,  2002

/s/ Joshua Berger Joshua Berger Chief Executive Officer

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Joshua Berger certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Wisedriver.com, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 1,  2002

/s/ Joshua Berger Joshua Berger Chief Financial Officer