Form 10QSB
period 2002-09-30
WISEDRIVER COM INC
filed 2002-11-15
CIK 1142729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002 .

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

State the number of shares outstanding of each of the issuer''s classes of common equity, as of the latest practical date: As of November 14, 2002 the Company had 7,918,300 shares of common stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2002

WISEDRIVER.COM, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 AND FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE PERIOD
MARCH 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of changes in stockholders' deficit	3

Consolidated statements of cash flows	4-5

Notes to consolidated financial statements	6-11

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                                            (UNAUDITED)
                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                2002                     2001
                                                      ---------------------- ----------------------

ASSETS

CURRENT ASSETS:

    Cash                                              $              21,388   $                 44
    Other receivables                                                    50                     50
                                                      ---------------------- ----------------------

        Total current assets                                         21,438                     94

WEBSITE-NET OF ACCUMULATED AMORTIZATION                              13,680                 16,920
                                                      ---------------------- ----------------------

    TOTAL ASSETS                                      $              35,118   $             17,014
                                                      ====================== ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable and accrued expenses             $              93,939   $             65,184
    Other liabilites                                                 36,325                      0
    Notes payable - related party                                    25,935                 23,800
                                                      ---------------------- ----------------------

        Total current liabilities                                   156,199                 88,984
                                                      ---------------------- ----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized;
       7,918,300 shares issued and outstanding                          792                    792
    Additional paid-in capital                                      144,453                144,453
    Deficit accumulated during the development stage               (266,326)              (217,215)
                                                      ---------------------- ----------------------

     Total stockholders' deficit                                   (121,081)               (71,970)
                                                      ---------------------- ----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $              35,118   $             17,014
                                                      ====================== ======================

   The accompanying notes are an integral part of these financial statements.

                                       -1-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                                                                                                         FOR THE PERIOD
                                          FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED      MARCH 16, 1999
                                                 SEPTEMBER 30,                   SEPTEMBER 30,        (DATE OF INCEPTION) TO
                                            2002           2001              2002           2001        SEPTEMBER 30, 2002

DEVELOPMENT STAGE REVENUES              $       0     $          0       $        0    $           0      $         0
                                        ---------     ------------       ----------    -------------      -----------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                        17,729           13,232              307            7,696           39,962
    Amortization expense                    3,240            3,240            1,080            1,080            7,920
    Bank charges                              174              127               77               45              627
    Consulting fees                             0                0                0                0            7,495
    Corporate fees                            370            3,590                0              261            4,443
    Legal fees                              5,782           14,283            3,547           11,130           29,929
    Licenses and taxes                        870                0              300                0            3,961
    Office expenses                        18,000           15,314            6,000            5,092           49,905
    On-line services                          315              315              105              105              875
    Payroll                                     0           54,904                0            9,135           93,367
    Payroll tax expense                       707            4,596                0              699            8,660
    Postage                                     0              207                0                0              384
    Printing                                    0              315                0                0              315
    Rent                                        0            2,725                0              908            1,817
    Website & development fee                   0                0                0                0           13,400
                                      -----------      -----------      -----------      -----------      -----------

TOTAL DEVELOPMENT STAGE EXPENSES           47,187          112,848           11,416           36,151          263,060
                                      -----------      -----------      -----------      -----------      -----------

Loss from operations                      (47,187)        (112,848)         (11,416)         (36,151)        (263,060)
Interest expense                            1,924              742              699              524            3,266
                                      -----------      -----------      -----------      -----------      -----------

NET LOSS                              $   (49,111)     $  (113,590)     $   (12,115)     $   (36,675)     $  (266,326)
                                      ===========      ===========      ===========      ===========      ===========

NET LOSS PER COMMON SHARE
    Basic and diluted                 $     (0.01)     $     (0.02)     $     (0.00)     $     (0.01)
                                      ===========      ===========      ===========      ===========

Weighted-average number of common
shares outstanding                      7,918,300        7,918,300        7,918,300        7,918,300
                                      ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                       -2-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                DEFICIT
                                                                                                               ACCUMULATED
                                                                                                 ADDITIONAL    DURING THE
                                                                             COMMON STOCK        PAID-IN      DEVELOPMENT
                                                                           SHARES     AMOUNT     CAPITAL       STAGE        TOTAL
                                                                           ------     ------     -------       -----        -----

Balance, March 16, 1999 (date of inception)                                     0   $       0   $       0    $       0    $       0

Restricted common stock issued to related parties for consulting fees       1,000           0           0            0            0

Loss for the period March 16, 1999 (inception) through
   December 31, 1999                                                            0           0           0       (3,926)      (3,926)
                                                                        ---------   ---------   ---------    ---------    ---------

Balance, December 31, 1999                                                  1,000           0           0       (3,926)      (3,926)

Forward stock split 6,500 to 1                                          6,499,000         650        (650)           0            0

Restricted common stock issued for consulting services                     49,967           5       7,490            0        7,495

Restricted common stock issued to acquire Wisedriver.com LLC              450,000          45         (45)           0            0

Common stock issued to third parties in private offering                  918,333          92     137,658            0      137,750

Loss for the year ended December 31, 2000                                       0           0           0      (85,618)     (85,618)
                                                                        ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2000                                              7,918,300         792     144,453      (89,544)      55,701

Loss for the year ended December 31, 2001                                       0           0           0     (127,671)    (127,671)
                                                                        ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2001                                              7,918,300         792     144,453     (217,215)     (71,970)

Loss for the nine months ended Septmber 30, 2002                                0           0           0      (49,111)     (49,111)
                                                                        ---------   ---------   ---------    ---------    ---------

Balance, Septmber 30, 2002                                              7,918,300   $     792   $ 144,453    $(266,326)   $(121,081)
                                                                        =========    =========   =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                       -3-

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                              FOR THE PERIOD
                                                                                 NINE MONTHS ENDED            MARCH 16, 1999
                                                                                    SEPTEMBER 30,             (INCEPTION) TO
                                                                               2002            2001          SEPTEMBER 30, 2002
                                                                               ----            ----          ------------------

OPERATING ACTIVITIES:
    Deficit during the development stage                                   $ (49,111)       $(113,590)       $(266,326)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                             3,240            3,240            7,920
      Stock issued for consulting services                                         0            7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                                   0               50              (50)
        Decrease (increase) in prepaid expenses                                    0            3,500                0
        Increase (decrease) in other liabilities                              36,325                0           36,325
        Increase (decrease) in accounts payable and accrued expenses          28,755           41,734           93,939
                                                                           ---------        ---------        ---------

             Net cash used in operating activities                            19,209          (65,066)        (120,697)
                                                                           ---------        ---------        ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                        0                0          (21,600)
                                                                           ---------        ---------        ---------

             Net cash used in investing activities                                 0                0          (21,600)
                                                                           ---------        ---------        ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                        0                0          137,750
     Proceeds of notes payable - related party                                 2,135           23,800           25,935
                                                                           ---------        ---------        ---------

             Net cash provided by financing activities                         2,135           23,800          163,685
                                                                           ---------        ---------        ---------

(Decrease) increase in cash                                                   21,344          (41,266)          21,388
                                                                           =========        =========        =========

Cash, beginning of period                                                         44           41,297                0
                                                                           =========        =========        =========

Cash, end of period                                                        $  21,388        $      31        $  21,388
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

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended September 30, 2002 and 2001 and the period March 16, 1999 (date of inception) through September 30, 2002 the Company did not pay any interest.

During the nine months ended September 30, 2002 and 2001 and the period March 16, 1999 (date of inception) through September 30, 2002, the Company paid franchise taxes amounting to $870, $1,220 and $1,495, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company entered into the following non-cash transactions:

On March 26, 1999, the Company issued 1,000 shares to its founder for consulting services valued at $0.10 (see note 8).

On June 30, 2000, the> Company issued 450,000 shares of restricted common stock and an option to purchase 450,000 shares in connection with the acquisition of an 80% interest in Wisedriver.com LLC. This transaction was valued at $45 (see note 8).

On June 15, 2000, the Company issued 49,967 of restricted common stock to individuals for consulting and legal services valued at $7,495 (see note 8).

The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

WiseDriver.com, Inc., initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999, changed its name on April 13, 2000 to Atlas Ventures XV and on June 14, 2000, changed its name to WiseDriver.com, Inc. ("Wisedriver"). Wisedriver's primary objective is to design and develop an internet web site to provide the user with information relating to traffic violations and intends to grow through internal development, strategic alliances and acquisitions of existing business. On June 30, 2000, Wisedriver purchased an 80% interest in WiseDriver, LLC, which is a New York Limited Liability Corporation. Wisedriver, LLC was incorporated in the state of New York on March 8, 2000.

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

Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

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

The Website and related amortization consisted of the following:

	(UNAUDITED) SEPTEMBER 30, 2002	DECEMBER 31, 2001

Website	$21,600	$21,600
Less: Accumulated amortization	(7,920)	(4,680)
Total website	$13,680	$16,920

Amortization expense for the nine months ended September 30, 2002 and for the year ended December 31, 2001 totaled $3,240 and $4,320, respectively.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(UNAUDITED) SEPTEMBER 30, 2002	DECEMBER 31, 2001

Accounts payable	$88,348	$57,842
Accrued expenses	2,325	6,000
Accrued interest	3,266	1,342
Total accounts payable accrued expenses	$93,939	$65,184

5.	OTHER LIABILITIES

As of September 30, 2002, seven unaffiliated investors deposited funds totaling $36,325 in exchange for 1,453,000 shares of common stock pursuant to the Company’s SB-2 Registration Statement dated July 25, 2002 (See note 9). As of September 30, 2002 these shares were not yet issued to the investors.

6.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on March 16, 1999. At September 30, 2002, the Company had net

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES (continued)

operating loss carryforwards (“NOL’s”) of approximately $15,400 available to reduce future taxable income, which will expire principally in 2021 and 2020. In addition, at June 30, 2002, the Company had certain temporary differences totaling approximately $238,800, which will be available to offset future income.

In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

	(UNAUDITED) SEPTEMBER 30, 2002	DECEMBER 31, 2001

Deferred tax assets:
Expenses not currently deductyible - start up cost	$94,400	$80,000
Net operating loss carryforwards	6,000	6,000
Total deferred tax assets	100,400	86,000
Valuation allowance	(100,400)	(86,000)
Deferred tax asset, net	$0	$0

For the nine months ended September 30, 2002 and year ended December 31, 2001 valuation allowances have been provided, as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for the nine months ended September 30, 2002 and 2001 and the period March 16, 1999 (date of inception) through September 30, 2002 principally due to the following:

U.S. statutory tax rate	34.0%
State and local taxes	5.5
Valuation allowance	(39.5)
Effective rate	0.0%

7.	NOTES PAYABLE

As of September 30, 2002 and December 31, 2001, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $25,935 and $23,800, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

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

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

8.	STOCK OPTIONS (continued)

upon the launching of Wisedriver.com’s Website. An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee’s employment agreement with the Company. As of September 30, 2002, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger’s stock option agreement.

9.	STOCKHOLDERS’ EQUITY

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

The Company entered into a public offering of securities pursuant to a SB-2 Registration Statement filed with the SEC on July 25, 2002, which authorized the issuance of 6,000,000 shares of common stock at $0.025 per shares. As of September 30, 2002, seven unaffiliated investors deposited funds totaling $36,325 in exchange for 1,453,000 shares of common stock pursuant to this offering. As of September 30, 2002 these shares have not been issued to these investors. Pursuant to the public offering, 39 unaffiliated investors from the July 17, 2000 offering are offering to sell 918,333 shares of common stock, thus making these shares unrestricted shares when sold.

10.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

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

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

10.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS (Continued)

inception) through September 30, 2002 aggregated to $266,326. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

11.	RELATED PARTY TRANSACTIONS

In July 2000, the Company agreed to reimburse Wealthhound, Inc., a related party, $1,500 per month (which was increased to $2,000 per month in December 2000) for operating, administrative and rent expense. Michael D. Farkas is the Chairman and CEO of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the nine months ended September 30, 2002 and 2001, the expense incurred to this related party amounted to $0 and $2,000, respectively.

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

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the nine months ended September 30, 2002 and 2001, the expense incurred to this related party amounted to $18,000 and $10,000, respectively.

12.	SUBSUEQUENT EVENT

For the month ended October 31, 2002, all 6,000,000 shares of the July 25, 2002 offering were issued to 21 unaffiliated investors at $0.025 per share. This offering is now closed.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Development stage expenses during the nine months ended September 30, 2002 were $49,112 compared to $113,590 for the nine months ended September 30, 2001.

Expenses during the nine months ended September 30, 2002 were primarily office expenses for administrative services by a related company in the amount of ($18,000) and professional fees such as accounting ($17,729) and legal services ($5,782). These professional fees were for audit fees and quarterly regulatory filings.

Expenses during the nine months ended September 30, 2001 were primarily salary ($54,904) and office expenses for administrative services by a related party ($15,314). The Company also incurred professional fees such as accounting ($13,232) and legal services ($14,283). These professional fees were for quarterly regulatory filings.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Development stage expenses during the three months ended September 30, 2002 were ($12,115) as compared to ($ 36,675) for the three months ended September 30, 2001.

Expenses during the three months ended September 30, 2002 were office expenses ($6,000) for administrative services and professional fees such as accounting ($307) and legal services ($3,547).

Expenses during the three months ended September 30, 2001 were primarily salary ($9,135), office expenses ($5,092) and professional fees such as accounting ($7,696) and legal services ($11,130).

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($266,326). These expenses were primarily salary ($93,367), office expenses for administrative services and rent ($49,905) and professional fees such as accounting ($39,962) and legal services ($29,929). The professional fees were related to the Company’s annual and quarterly filings.

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

For the nine months ended September 30, 2002, we incurred a net loss of $49,111. Our accumulated deficit since the date of inception is $266,326. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Item 3.     Defaults Upon Senior Securities.      Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.      None

Item 5.     Other Information.      None

Item 6.     Exhibits and Reports of Form 8-K.      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2002.

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

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 15,  2002

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

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 15,  2002

/s/ Joshua Berger Joshua Berger Chief Financial Officer