Form 10QSB/A
period 2002-09-30
WISEDRIVER COM INC
filed 2002-11-19
CIK 1142729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 14, 2002, the Company had 7,918,300 shares of common stock outstanding, $0.0001 par value.

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

On June 15, 2000, the Company issued 49,967 shares of restricted common stock to individuals for consulting and legal services valued at $7,495 (see note 8).

The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

WiseDriver.com, Inc., initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999, changed its name on April 13, 2000 to Atlas Ventures XV and on June 14, 2000, changed its name to WiseDriver.com, Inc. ("Wisedriver"). Wisedriver's primary objective is to design and develop an internet web site to provide the user with information relating to traffic violations and intends to grow through internal development, strategic alliances and acquisitions of existing businesses. On June 30, 2000, Wisedriver purchased an 80% interest in WiseDriver, LLC, which is a New York Limited Liability Corporation. Wisedriver, LLC was incorporated in the state of New York on March 8, 2000.

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

On June 15, 2000, the Company authorized the issuance of 49,967 shares of restricted common stock to several individuals for services rendered to the Company. This transaction was valued at $7,495.

On June 30, 2000, Wisedriver entered into an Interest Purchase Agreement with Wisedriver.com LLC in which Wisedriver will receive 80% of Wisedriver.com LLC for 450,000 shares of restricted common stock and an option to purchase 450,000 shares, subject to terms of the agreement, at $.50 per share and a presidential position in the Company. This transaction was valued at $45.

On July 17, 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933. Common stock was offered to accredited and non-accredited investors for cash consideration of $.15 per share. 918,333 shares were issued to 39 unaffiliated investors. That offering is now closed.

The Company entered into a public offering of securities pursuant to an SB-2 Registration Statement filed with the SEC on July 25, 2002, which authorized the issuance of 6,000,000 shares of common stock at $0.025 per share. As of September 30, 2002, seven unaffiliated investors deposited funds totaling $36,325 in exchange for 1,453,000 shares of common stock pursuant to this offering. As of September 30, 2002 these shares have not been issued to these investors. Pursuant to the public offering, 39 unaffiliated investors from the July 17, 2000 offering are offering to sell 918,333 shares of common stock, thus making these shares unrestricted shares when sold.

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

In July 2000, the Company agreed to reimburse Wealthhound, Inc., a related party, $1,500 per month (which was increased to $2,000 per month in December 2000) for operating, administrative and rent expenses. Michael D. Farkas is the Chairman and CEO of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the nine months ended September 30, 2002 and 2001, the expense incurred to this related party amounted to $0 and $2,000, respectively.

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

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), a related party, $2,000 per month for operation and administrative expenses. Atlas Group is owned by Michael D. Farkas. For the nine months ended September 30, 2002 and 2001, the expense incurred to this related party amounted to $18,000 and $10,000, respectively.

12.	SUBSUEQUENT EVENT

For the month ended October 31, 2002, all 6,000,000 shares of the July 25, 2002 offering were issued to 21 unaffiliated investors at $0.025 per share. This offering is now closed.

Item 2.    Management's Discussion and Analysis

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Wisedriver.Com, Inc. is a development – stage company. Because we have not generated any revenue, we intend to report our plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Our operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. We intend to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding our development, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

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

Expenses during the nine months ended September 30, 2001 were primarily salary ($54,904) and office expenses for administrative services by a related party ($15,314). We also incurred professional fees such as accounting ($13,232) and legal services ($14,283). These professional fees were for quarterly regulatory filings.

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

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

Our cumulative net losses since our inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to ($266,326). These expenses were primarily salary ($93,367), office expenses for administrative services and rent ($49,905) and professional fees such as accounting ($39,962) and legal services ($29,929). The professional fees were related to our annual and quarterly filings.

Liquidity and Capital Resources

Despite capital contributions and loans from a related party, we continue to experience cash flow shortages that have slowed our growth.

We have primarily financed our activities from issuance of our common stock and from a loan from Michael Farkas, our founder. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the nine months ended September 30, 2002, we incurred a net loss of $49,111. Our accumulated deficit since the date of inception is $266,326. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

We continue to experience cash flow shortages and we anticipate this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for us to continue as a going concern. We are investigating several forms of private debt and/or equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us.

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.      Not Applicable

Item 2.     Changes in Securities.      None

Item 3.     Defaults Upon Senior Securities.      Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.      None

Item 5.     Other Information.      None

Item 6.     Exhibits and Reports of Form 8-K.      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 2002.

WISEDRIVER.COM, INC.

By:    /s/  Joshua Berger

Joshua Berger, Chief Executive Officer,
Chief Financial Officer and President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Joshua Berger certify that:

1.	I have reviewed this Amendment No. 1 to this quarterly report on Form 10-QSB of Wisedriver.com, Inc.

2.	Based on my knowledge, this Amendment No. 1 to this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this Amendment No. 1 to this quarterly report (the “Evaluation Date”); and

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

6.	I have indicated in this Amendment No. 1 to this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 18,  2002

/s/ Joshua Berger Joshua Berger Chief Executive Officer

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Joshua Berger certify that:

1.	I have reviewed this Amendment No. 1 to this quarterly report on Form 10-QSB of Wisedriver.com, Inc.

2.	Based on my knowledge, this Amendment No. 1 to this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this Amendment No. 1 to this quarterly report (the “Evaluation Date”); and

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

6.	I have indicated in this Amendment No. 1 to this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 18,  2002

/s/ Joshua Berger Joshua Berger Chief Financial Officer