Form 10KSB
period 2002-12-31
WISEDRIVER COM INC
filed 2003-07-07
CIK 1142729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             ------------    ------------

                        Commission File number 333-63460
                                               ---------

                               WISEDRIVER.COM, INC.
                 (Name of small business issuer in its charter)


                  Delaware                                 65-0908171
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

         405 Lexington Avenue, 47th Floor, New York, New York          10174
         ----------------------------------------------------          -----
         (Address of principal executive offices )                    (Zip Code)

                    Issuer's telephone number (212) 716-1500
                    ----------------------------------------

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

                              Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Revenues for year ended December 31, 2002: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2002, was: $O

Number of shares of the registrant's common stock outstanding as of July 3, 2003 was: 13,918,300

Transfer Agent as of July 3, 2003:

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

Business of Issuer. We are a development-stage company, which has designed and developed a beta test version Internet web site at URL www.wisedriver.com intended to provide automobile drivers with comprehensive information and services related to driving and automobile ownership. Our site's primary focus is to educate our users on how to avoid traffic violations, and in instances where a ticket has been issued, to inform the user about techniques for contesting the alleged infractions. It is our intention to be an informational site. We do not have any intention of providing legal advice and we will make every possible attempt to communicate that the content of the site does not offer definitive legal advice, but rather educational content that should be used in conjunction with the advice and assistance of a qualified traffic attorney.

In addition, we plan to provide information relating to traffic court, a regional attorney database, news and articles related to traffic infractions. We intended to provide an automated system that will generate personalized responses to individual infractions and traffic violation questions but due to our limited resources have postponed developing that service for the foreseeable future. In addition to being a resource for summonses, we plan on offering other value-added content and services pertaining to the motor vehicle industry through strategic partners including: vehicle purchasing, press releases regarding new car models, auto industry news and press releases, auto loans and financing calculators, insurance and quote comparisons, auto appraisal services, extended warranties, used car negotiating assistance, credit reports, lemon reports, car shipping and transport services, map sites and an interactive chat and message board areas where users will be able post questions and answers on a variety of driving and automotive topics.

In an effort to maximize traffic and users on our site we do not anticipate charging a fee for most services rendered. Revenues, we anticipate, will be generated from listing fees charged to lawyers and law firms, partnerships with third-party service providers, and advertisers on our site.

On June 30, 2001, we entered into an Interest Purchase and Exchange Agreement, whereby we purchased an 80% interest in WiseDriver, LLC, a New York Limited Liability Company. WiseDriver, LLC is currently a subsidiary of WiseDriver.com, Inc. WiseDriver, LLC's primary objective is design and develop an internet web site to provide the user with information relating to traffic violations. Although WiseDriver LLC was in its developmental stage and had not commenced operations, we purchased WiseDriver LLC for its business plan, concept, idea and the working knowledge of the industry of its Managing Member, Joshua Berger who became our President upon execution of the Agreement. In addition, we purchased the domain name www.wisedriver.com.

Our corporate offices are located at 405 Lexington Avenue, 47th Floor, New York, NY 10174 and our telephone number is (212) 716-1500.

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


                         OUR BUSINESS EXPANSION STRATEGY

We intend to pursue strategic relationships to increase our access to on-line consumers, to build brand name recognition and to expand the products and services we provide to our on-line users. In addition to ongoing relationships, we are pursuing, or intend in the near future to pursue, alliances with:

         1.       Internet access and service providers;

         2.       Internet content providers;

         3.       web site development companies;

         4.       web site and e-mail hosting companies; and

         5.       electronic commerce companies.

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

These alliances are intended to increase our core user base, transaction volume and operational efficiency and to further enhance our brand name recognition. See "Risk Factors -- We intend to grow through acquisitions of other companies, and our business and financial results could be adversely affected if we do not successfully implement these acquisitions". Of course, we cannot assure you that we will be successful in forging these alliances and accomplishing our intended expansions. Our success in this regard will depend on locating and acquiring financially sound companies and raising additional financing sufficient to meet the costs of such acquisitions. There may be legal or licensing requirements that could adversely affect our ability to provide new services.

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

EMPLOYEES

We employ one person on a part-time basis. We will employ additional people as we continue to implement our plan of operation. Our employees is not covered by a collective bargaining agreement, and we believe that our relationship with our employee is satisfactory.


Item 2. Description of Property
-------------------------------

We currently use office space at 405 Lexington Avenue, 47th Floor, New York, NY 10174. The primary tenant is the Atlas Group of Companies, LLC., a related party, owned by Michael Farkas.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. As of June 30, 2003, the expense incurred to this related party amounted to $32,000.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

On June 25, 2003, there were 49 shareholders of record of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.

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

YEARS ENDED DECEMBER 31, 2002 AND 2001

Development stage expenses during the year ended December 31, 2002 were $83,049 compared to $126,329 for the year ended December 31, 2001.

Expenses during the year ended December 31, 2002 were primarily salary ($13,077) and office expenses for administrative services by a related party ($24,000). The Company also incurred professional fees such as accounting ($22,980) and legal services ($7,100). These professional fees were for audit fees and quarterly regulatory filings.

Expenses during the year ended December 31, 2001 were primarily salary ($54,904) and office expenses for administrative services by a related party ($24,000). The Company also incurred professional fees such as accounting ($14,733) and legal services ($18,182). These professional fees were for quarterly regulatory filings.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($302,769). These expenses were primarily salary ($106,444), office expenses for administrative services and rent ($57,722) and professional fees such as accounting ($45,213) and legal services ($31,247). The professional fees were related to the Company's annual and quarterly filings.

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from a loan from Michael Farkas, the Company's founder. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the years ended December 31, 2002 and 2001, we incurred a net loss of $85,554 and $127,671, respectively. Our accumulated deficit since the date of inception is $302,769. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

The financial statements of the Company, together with the report of auditors, are as follows:

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001
AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2002

                                                                        Page(s)

INDEPENDENT AUDITORS' REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001 AND FOR THE YEARS
ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
MARCH 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

Consolidated balance sheets                                                   2

Consolidated statements of operations                                         3

Consolidated statements of changes in stockholders' deficit                   4

Consolidated statements of cash flows                                       5-6

Notes to consolidated financial statements                                 7-12

INDEPENDENT AUDITORS' REPORT


To the Stockholders and
Board of Directors
Wisedriver.com, Inc & subsidiary
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Wisedriver.com, Inc. & subsidiary (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, change in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisedriver.com, Inc. & subsidiary as of December 31, 2002 and 2001, and the result of its operation and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP
N. White Plains, NY
June 17, 2003


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------

                                                                         DECEMBER 31,             DECEMBER 31,
                                                                               2002                    2001
                                                                             --------                ---------
ASSETS

CURRENT ASSETS:
    Cash                                                                    $   4,521                $      44
    Other receivables                                                              50                       50
    Note receivable - related party                                            22,000                        0
                                                                            ---------                ---------

        Total current assets                                                   26,571                       94

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                        12,600                   16,920
                                                                            ---------                ---------

    TOTAL ASSETS                                                            $  39,171                $  17,014
                                                                            =========                =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                                        $  38,005                $  57,842
    Accrued expenses                                                            7,426                    7,342
    Other liabilites                                                            1,264                        0
    Notes payable - related party                                                   0                   23,800
                                                                            ---------                ---------

        Total current liabilities                                              46,695                   88,984
                                                                            ---------                ---------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized;
       13,918,300 and 7,918,300 shares issued and outstanding                   1,392                      792
    Additional paid-in capital                                                293,853                  144,453
    Deficit accumulated during the development stage                         (302,769)                (217,215)
                                                                            ---------                ---------

     Total stockholders' deficit                                               (7,524)                 (71,970)
                                                                            ---------                ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  39,171                $  17,014



   The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE PERIOD
                                                 YEARS ENDED                                MARCH 16, 1999
                                              DECEMBER 31,                               (DATE OF INCEPTION) TO
                                                   2002                  2001              DECEMBER 31, 2002
                                           -------------------   -------------------     ----------------------
DEVELOPMENT STAGE REVENUES                 $                0    $                0      $                0
                                           -------------------   -------------------     ----------------------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                                    22,980                14,733                  45,213
    Amortization expense                                4,320                 4,320                   9,000
    Bank charges                                          402                   172                     855
    Consulting fees                                     5,000                     0                  12,495
    Corporate fees                                      1,481                 3,223                   5,554
    Legal fees                                          7,100                18,182                  31,247
    Licenses and taxes                                    870                 1,257                   3,961
    Office expenses                                    24,000                24,000                  55,905
    On-line services                                      385                   420                     945
    Payroll                                            13,077                54,904                 106,444
    Payroll tax expense                                 3,173                 4,596                  11,126
    Postage                                                 0                   207                     384
    Printing                                              175                   315                     490
    Travel - meals and entertainment                       86                     0                      86
    Rent                                                    0                     0                   1,817
    Website & development fee                               0                     0                  13,400
                                           -------------------   -------------------     ----------------------

TOTAL DEVELOPMENT STAGE EXPENSES                       83,049               126,329                 298,922
                                           -------------------   -------------------     ----------------------

Loss from operations                                  (83,049)             (126,329)               (298,922)
Interest income                                          (214)                    0                    (214)
Interest expense                                        2,719                 1,342                   4,061
                                           -------------------   -------------------     ----------------------

NET LOSS                                   $          (85,554)   $         (127,671)     $         (302,769)
                                           ===================   ===================     ======================

NET LOSS PER COMMON SHARE
    Basic and diluted                      $            (0.01)   $            (0.02)
                                           ===================   ===================

Weighted-average number of common
shares outstanding                                  9,184,053             7,918,300
                                           ===================   ===================






 The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                             DEFICIT
                                                                                                         ACCUMULATED
                                                                                             ADDITIONAL   DURING THE
                                                                             COMMON STOCK       PAID-IN  DEVELOPMENT
                                                                         SHARES      AMOUNT     CAPITAL        STAGE        TOTAL
                                                                     ----------  ----------  ----------   ----------   ----------

Balance, March 16, 1999 (date of inception)                                   0  $        0  $        0   $        0   $        0

Restricted common stock issued to related parties for consulting fees     1,000           0           0            0            0

Loss for the period March 16, 1999 (inception) through
   December 31, 1999                                                          0           0           0       (3,926)      (3,926)
                                                                     ----------  ----------  ----------   ----------   ----------

Balance, December 31, 1999                                                1,000           0           0       (3,926)      (3,926)

Forward stock split 6,500 to 1                                        6,499,000         650        (650)           0            0

Restricted common stock issued for consulting services                   49,967           5       7,490            0        7,495

Restricted common stock issued to acquire Wisedriver.com LLC            450,000          45         (45)           0            0

Common stock issued to third parties in private offering                918,333          92     137,658            0      137,750

Loss for the year ended December 31, 2000                                     0           0           0      (85,618)     (85,618)
                                                                     ----------  ----------  ----------   ----------   ----------

Balance, December 31, 2000                                            7,918,300         792     144,453      (89,544)      55,701

Loss for the year ended December 31, 2001                                     0           0           0     (127,671)    (127,671)
                                                                     ----------  ----------  ----------   ----------   ----------

Balance, December 31, 2001                                            7,918,300         792     144,453     (217,215)     (71,970)

Common stock issued to third parties in private offering              6,000,000         600     149,400            0      150,000

Loss for the year ended December 30, 2002                                     0           0           0      (85,554)     (85,554)
                                                                     ----------  ----------  ----------   ----------   ----------

Balance, December 31, 2002                                           13,918,300  $    1,392  $  293,853   $ (302,769)  $   (7,524)
                                                                     ==========  ==========  ==========   ==========   ==========




 The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------

                                                                                                         FOR THE PERIOD
                                                                          YEARS ENDED                    MARCH 16, 1999
                                                                          DECEMBER 31,                   (INCEPTION) TO
                                                                             2002             2001      DECEMBER 31, 2002
                                                                          ------------      ---------   -----------------

OPERATING ACTIVITIES:
    Loss accumulated during the development stage                          $ (85,554)       $(127,671)       $(302,769)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                             4,320            4,320            9,000
      Stock issued for consulting services                                         0                0            7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                                   0               50              (50)
        Decrease in prepaid expenses                                               0            3,500                0
        (Increase) in note receivable from related party                     (22,000)               0          (22,000)
        Increase in other liabilities                                          1,264                0            1,264
       (Decrease) increase  in accounts payable and accrued expenses         (19,753)          54,748           45,431
                                                                           ---------        ---------        ---------

             Net cash used in operating activities                          (121,723)         (65,053)        (261,629)
                                                                           ---------        ---------        ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                        0                0          (21,600)
                                                                           ---------        ---------        ---------

             Net cash used in investing activities                                 0                0          (21,600)
                                                                           ---------        ---------        ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                  150,000                0          287,750
     Net loans to related party                                              (23,800)          23,800                0
                                                                           ---------        ---------        ---------

             Net cash provided by financing activities                       126,200           23,800          287,750
                                                                           ---------        ---------        ---------

Increase (decrease) in cash                                                    4,477          (41,253)           4,521
                                                                           =========        =========        =========

Cash, beginning of period                                                         44           41,297                0
                                                                           =========        =========        =========

Cash, end of period                                                        $   4,521        $      44        $   4,521
                                                                           =========        =========        =========


 The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------

                                                                                           FOR THE PERIOD
                                                         YEARS ENDED                       MARCH 16, 1999
                                                         DECEMBER 31,                      (INCEPTION) TO
                                                                2002            2001    DECEMBER 31, 2002
                                                                ----            ----    -----------------

Supplemental cash flow information:
    Interest paid                                             $3,370          $    0          $     3,370
    Income taxes paid                                         $  870          $1,257          $     3,961

Noncash investing and financing activities:
    Shares issued to founder for consulting services          $    0          $    0          $       100
    Shares issued in acquisition of 80% of
      Wisedriver.com LLC                                      $    0          $    0          $        45
    Shares issued for legal and consulting services           $    0          $    0          $     7,495


 The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     WiseDriver.com, Inc., initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999, changed its name on April 13, 2000 to Atlas Ventures XV and on June 14, 2000, changed its name to WiseDriver.com, Inc. ("Wisedriver"). Wisedriver's primary objective is to design and develop an internet web site to provide the user with information relating to traffic violations and intends to grow through internal development, strategic alliances and acquisitions of existing business. On June 30, 2000, WiseDriver purchased an 80% interest in WiseDriver, LLC, which is a New York Limited Liability Company. WiseDriver, LLC was formed in the State of New York on March 8, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of WiseDriver.com, Inc. and its majority owned subsidiary WiseDriver, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INCOME TAXES

     The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in consolidated financial statements or tax returns.

     Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying consolidated financial statements have provided a valuation allowance to offset net deferred tax assets.

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

     Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, basic loss per share and diluted loss per share are the same.

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

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     The Website and related amortization consisted of the following:


                                             DECEMBER 30,      DECEMBER 31,
                                              2002                 2001
                                       ------------------  -------------------

     Website                           $          21,600    $          21,600
     Less: Accumulated amortization               (9,000)              (4,680)
                                       ------------------  -------------------

     Total website                     $          12,600    $          16,920
                                       ==================  ===================

     Amortization expense for the years ended December 31, 2002 and December 31, 2001 totaled $4,320 and $4,320, respectively.

4.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on March 16, 1999. At December 31, 2002 and 2001, the Company had net operating loss carryforwards ("NOL's") of approximately $15,400, available to reduce future taxable income, which will expire through in 2021. In addition, at December 31, 2002, the Company had certain temporary differences totaling approximately $238,800, which will be available to offset future income.

     In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

                                                                            DECEMBER 31,             DECEMBER 31,
                                                                                2002                     2001
                                                                      -----------------------   ----------------------
     Deferred tax assets:
     Expenses not currently deductible - start up cost                $               94,400    $              80,000
     Net operating loss carryforwards                                                  6,000                    6,000
                                                                      -----------------------   ----------------------

     Total deferred tax assets                                                       100,400                   86,000
     Valuation allowance                                                            (100,400)                 (86,000)
                                                                      -----------------------   ----------------------

     Deferred tax asset, net                                          $                    0    $                   0
                                                                      =======================   ======================

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   INCOME TAXES (continued)

     For the years ended December 31, 2002 and December 31, 2001 valuation allowances have been provided, as realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for the years ended December 31, 2002 and 2001 and the period March 16, 1999 (date of inception) through December 31, 2002 principally due to the following:

     U.S. statutory tax rate                              34.0 %
     State and local taxes                                 5.5
     Valuation allowance                                 (39.5)
                                                      ----------

     Effective rate                                        0.0 %
                                                      ==========

5.   NOTES PAYABLE

     As of December 31, 2002 and December 31, 2001, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $0 and $23,800, respectively. These notes were short-term borrowings at an interest rate of 10% per annum. These notes were paid in full in November of 2002.


6.   NOTES receivable

     As of December 31, 2002 and December 31, 2001, notes receivable from Atlas Equity Group, Inc., a related party, aggregated to $22,000 and $0, respectively. This note is due in May 2003 and incurs interest rate of 10% per annum.

7.   STOCK OPTIONS

     On June 30, 2000, the Company purchased an 80% interest of Wisedriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options were granted to the president of Wisedriver.Com, LLC. The contractual life of the options is determined on certain conditions and will become exercisable when these conditions are met. The initial 150,000 shares shall vest upon the launching of Wisedriver.com's Website.

     An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee's employment agreement with the Company. As of December 31, 2002, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger's stock option agreement.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   STOCKHOLDERS' EQUITY

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

     On June 14, 2000, Wisedriver approved a 6,500 to 1 forward stock split of its common stock, $.0001 par value. Immediately following the split, Michael Farkas, the founder and then sole shareholder of the Company owned 6,500,000 common shares.

     On June 15, 2000, the Company authorized the issuance of 49,967 shares of restricted common stock to several individuals for service rendered to the Company. This transaction was valued at $7,495, the cost of the services rendered.

     On June 30, 2000, Wisedriver entered into an Interest Purchase Agreement with Wisedriver.com LLC in which Wisedriver will receive 80% of Wisedriver.com LLC for 450,000 shares of restricted common stocks and an option to purchase 450,000 shares, subject to terms of the agreement, at $.50 per share and a presidential position in the Company (Note 7). This transaction was valued at $45.

     On July 17, 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933 as amended. Common stock was offered to accredited and non-accredited investors for cash consideration of $0.15 per share. 918,333 shares were issued to 39 unaffiliated investors. The offering was closed in November 2000.

     On July 25, 2002, pursuant to a Registration Statement on Form SB-2, the Company sold 6,000,000 shares of common stock at $0.025 per shares. In addition, this offering registered the 918,333 shares of common stock held by the 39 unaffiliated investors from the July 17, 2000 Regulation D 504 offering. The offering closed in 2002.

9.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions.

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through December 31, 2002 aggregated to $302,769. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS (Continued)

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

10.  RELATED PARTY TRANSACTIONS

     In July 2000, the Company agreed to reimburse Wealthhound, Inc., a related party, $1,500 per month (which was increased to $2,000 per month in December 2000) for operating, administrative and rent expense. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the years ended December 31, 2002 and 2001, the expense incurred to this related party amounted to $0 and $2,000, respectively.

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

     On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the years ended December 31, 2002 and 2001, the expense incurred to this related party amounted to $24,000 and $22,000, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

Our accountants are Seligson & Giannattasio, LLP, 901 North Broadway, Suite 24, North White Plains, NY 10603. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On September 27, 2002, we hired Domenick Davi, CPA to replace Salibello & Broder as our independent auditors. Subsequently on March 15, 2003 we replaced Domenick Davi with Seligson & Giannattasio. At no time has there been any disagreements with either Domenick Davi or Salibello & Broder regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of October 1, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


                                   With Company
Name                  Age          Since           Director/Position
--------------------------------------------------------------------------------------
Joshua Berger         29          June 13, 2000    President and Chairman of the Board
Jamee Kalimi          33          June 13, 2000    Secretary and Director

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

JAMEE KALIMI has been our Secretary since June 13, 2000. Since 1998, Ms. Kalimi has been President and Director of i-Incubator.com, Inc. a publicly traded company listed on the OTC Electronic Bulletin Board. (OTCBB:IINC). Ms. Kalimi is currently the President of i-Carauction.com, Inc., Schoolwurks, Inc., and director of Skyway Communications Holding, Corp. (formerly known as i-Teleco.com, inc.), Inc. all of which were subsidiaries of i-Incubator.com, Inc. Prior to working for us, she was an assistant to the President of Atlas Equity Group, Inc. from February 1998 to October 1998. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty from April 1996 to February 1998 and President of AvJam Communications, Inc. from January 1994 to April 1996.

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

Item 10. Executive Compensation
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2002, to executive officers who were serving as of the fiscal year ending December 31, 2002, whose salary and bonus during fiscal year ending December 31, 2002 exceeded $100,000. In 2002, no officer received compensation in excess of $100,000.

                                     III-1

Summary Compensation Table


                                     ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                                                            RESTRICTED        SECURITIES
NAME AND PRINCIPAL   FISCAL               OTHER     ANNUAL          STOCK   UNDERLYING           OPTIONS     ALL OTHER
POSITION               YEAR              SALARY      BONUS   COMPENSATION       AWARDS   (NO. OF SHARES)  COMPENSATION
--------               ----              ------     -----    ------------       ------   ---------------  ------------
Joshua Berger          2002       $   10,869.28          0              0            0                 0            $0
President

Jamee Kalimi           2002       $           0          0              0            0                 0             0
Secretary

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


NAME AND ADDRESS OF            AMOUNT AND NATURE OF      PERCENT OF
BENEFICIAL OWNER (1)           BENEFICIAL OWNERSHIP      OUTSTANDING SHARES
--------------------           --------------------      ------------------
5% STOCKHOLDERS

Michael D. Farkas (2)                   6,500,000                81.09%
294 South Coconut Lane
Miami Beach, FL 33139

Joshua Berger                             450,000                 5.61%
2294 Norstrand Avenue
Brooklyn, NY 11210

DIRECTORS AND NAMED EXECUTIVE
OFFICERS

Joshua Berger                             450,000                 5.61%
2294 Norstrand Avenue
Brooklyn, NY 11210

Jamee Kalimi                                2,438                  .03%
3314 Oak Drive
Hollywood, Florida 33021

All directors and executive               452,438                 5.64%
officers as a group (2 persons)

                                     III-2

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

(2) Mr. Farkas is the sole member and the Chairman and Chief Executive Officer of The Atlas Group of Companies, LLC, the sole shareholder of Atlas Capital Services, LLC, a registered broker dealer and member of the National Association of Broker Dealers, Inc. and SIPC.

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

From July 2000 to November 2000, we agreed to reimburse Wealthhound.com, Inc. $1,500 per month (on a month-to-month basis) which increased to $2,000 per month in December 2000, for administrative services and other operating expenses such as secretarial services, copying, office supplies, delivery service, couriers and telephone usage. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound.com, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the years ended December 31, 2001 and 2000, the expense incurred to this related party amounted to $2,000 and $9,500, respectively.

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

                                     III-3

As of July 25, 2002, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $25,835. Atlas Equity's sole shareholder, Michael D. Farkas is our principal shareholder.

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

                                     III-4

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
-------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statement and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

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

     3(i)    Certificate of Incorporation, as amended (1)

     3.2     Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form SB-2, filed on June 20, 2001 (SEC File No. (333-63460).


(b)  Reports on Form 8-K.

We filed a report on Form 8K on November 8, 2003 based on our change in accountants.

ITEM 14. CONTROLS AND PROCEDURES
----------------------------------

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
---------------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                             WISEDRIVER.COM, INC.


                             By  /s/ Joshua Berger
                                 ----------------------------
                                 JOSHUA BERGER
                                 President

Dated: July 3, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                            Date
----                       -----                            ----

/s/ Joshua Berger          President, Chief Executive       July 3, 2003
--------------------       Officer and Chief Financial
   Joshua Berger           Officer



/s/ Jamee Kalimi           Secretary and Treasurer          July 3, 2003
--------------------
    Jamee Kalimi

                                CERTIFICATION OF
              CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Joshua Berger certify that:

1.   I have reviewed this annual report on Form 10-KSB of WiseDriver.com, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     July  3, 2003


                                        /s/  Joshua Berger
                                        ---------------------------
                                        Joshua Berger
                                        Chief Executive Officer and
                                        Chief Financial Officer