Form 10QSB
period 2003-03-31
WISEDRIVER COM INC
filed 2003-07-21
CIK 1142729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2003.

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

              405 Lexington Avenue, 47th Floor, New York, NY 10174
               (Address of principal executive offices) (Zip Code)

                                  (212)716-1500
              (Registrant's telephone number, including area code)

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

                          Yes         No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 30, 2003 the Company had 13,918,300 shares of common stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:


Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                              WISEDRIVER.COM, INC.
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003


WISEDRIVER. COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2003 AND DECEMBER 31, 2002 AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2003


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS





                                                                   MARCH 31,                      DECEMBER 31,
                                                                      2003                           2002
                                                                  (Unaudited)

ASSETS

CURRENT ASSETS:
   Cash                                                        $              0               $           4,521
   Other receivables                                                        550                              50
   Note receivable - related party                                       21,611                          22,000
                                                        --------------------------------------------------------

     Total current assets                                                22,161
                                                                                                         26,571

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                  11,520                          12,600
                                                        --------------------------------------------------------

   TOTAL ASSETS                                                $         33,681               $          39,171
                                                        ========================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable
                                                               $         43,877               $          38,005
   Accrued expenses                                                      11,395                           7,426
   Other liabilities                                                      1,796                           1,264
                                                        --------------------------------------------------------

     Total current liabilities                                           57,068                          46,695
                                                        --------------------------------------------------------

STOCKHOLDERS' DEFICIT:

   Common stock, par value $.0001 per share;
    250,000,000 shares authorized;
    13,918,300 shares issued and outstanding
                                                                          1,392
                                                                                                          1,392
  Additional paid-in capital                                            293,853                         293,853
  Deficit accumulated during the development stage                    (318,632)                       (302,769)
                                                        --------------------------------------------------------

   Total stockholders' deficit                                         (23,387)                         (7,524)
                                                        --------------------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $         33,681               $          39,171
                                                        ========================================================



              The accompanying notes are an integral part of these consolidated financial statements.

                                                        -2-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------


                                                                                      (Unaudited)
                                                       (Unaudited)                  FOR THE PERIOD
                                                     THREE MONTHS ENDED             MARCH 16, 1999
                                                        MARCH 31,               (DATE OF INCEPTION) TO
                                               2003                 2002            MARCH 31, 2003
                                            ----------------------------------------------------------

    DEVELOPMENT STAGE REVENUES              $        0           $       0           $          0
                                            ----------------------------------------------------------

    DEVELOPMENT STAGE EXPENSES
      Accounting fees                            2,500
                                                                     5,284                 47,713
      Amortization expense                       1,080               1,080                 10,080
      Bank charges                                  45                  52                    900
      Consulting fees                              199                   0                 12,694
      Corporate fees                               356                 241                  5,910
      Legal fees                                 1,610               1,425                 32,857
      Licenses and taxes                           180                   0                  4,142
      Office expenses                            6,000               6,000                 61,905
      On-line services                             105                 105                  1,050
      Payroll                                    3,846                   0                110,290
      Payroll tax expense                          479                 707                 11,605
      Postage                                        0                   0                    384
      Printing                                       0                   0                    490
      Travel - meals and entertainment               0                   0                     86
      Rent                                           0                   0                  1,817
      Website & development fee                      0                   0                 13,400
                                            ----------------------------------------------------------

    TOTAL DEVELOPMENT STAGE EXPENSES            16,400              14,894                315,323
                                            ----------------------------------------------------------

    Loss from operations                      (16,400)            (14,894)              (315,323)

    Interest income                              (537)                   0                  (752)

    Interest expense                                 0                 606                  4,061
                                            ----------------------------------------------------------

    NET LOSS                                $ (15,863)           $(15,500)              (318,632)

                                            ----------------------------------------------------------

    NET LOSS PER COMMON SHARE
      Basic and diluted                     $  (0.001)           $ (0.002)

                                            ----------------------------------------------------------

    Weighted-average number of common
    shares outstanding                      13,918,300           7,918,300
                                            ----------------------------------------------------------



              The accompanying notes are an integral part of these consolidated financial statements.




WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                          (Unaudited)
                                                                           (Unaudited)                  FOR THE PERIOD
                                                                          THREE MONTHS ENDED             MARCH 16, 1999
                                                                              MARCH 31,               (DATE OF INCEPTION) TO
                                                                       2003                 2002            MARCH 31, 2003
                                                                    ----------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Loss accumulated during the development stage                      $ (15,863)       $ (15,500)       $(318,632)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization                                                         1,080            1,080           10,080
      Stock issued for consulting services                                    0                0            7,495
     Changes in assets and liabilities:
      (Increase) decrease in other receivables
                                                                           (500)               0             (550)
      Decrease (increase) in note receivable from related party             389                0          (21,611)
      Increase in other liabilities                                         532                0            1,796
     Increase (decrease) in accounts payable and accrued                  9,841           13,376           55,272
     expenses
                                                                    ----------------------------------------------------------


         Net cash used in operating activities                           (4,521)          (1,044)        (266,150)
                                                                    ----------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Increase in intangible asset - Website                                    0                0          (21,600)
                                                                    ----------------------------------------------------------


         Net cash used in investing activities                                0                0          (21,600)
                                                                    ----------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from issuance of corm m stock                                    0                0          287,750
    Net loans to related party                                                0            1,100                0
                                                                    ----------------------------------------------------------


         Net cash provided by financing activities                            0            1,100          287,750
                                                                    ----------------------------------------------------------

Increase (decrease) in cash                                              (4,521)              56                0
                                                                    ----------------------------------------------------------

Cash, beginning of period                                                 4,521               44                0
                                                                    ----------------------------------------------------------

Cash, end of period                                                   $       0        $     100        $       0
                                                                    ----------------------------------------------------------



              The accompanying notes are an integral part of these consolidated financial statements.

                                                        -4-



WISEDRIVER.COM, INC. AND SUBSIDIARY (A DEVELOPMENT
STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------

                                                                                                       (Unaudited)
                                                                         (Unaudited)                  FOR THE PERIOD
                                                                       THREE MONTHS ENDED             MARCH 16, 1999
                                                                         MARCH 31,                    (INCEPTION) TO
                                                                  2003                    2002        MARCH 31, 2003

                                                               ---------------------------------------------------------------

Supplemental cash flow information:
    Interest paid                                              $       0               $       0          $ 3,370
                                                               ---------------------------------------------------------------
    Income taxes paid                                          $       0               $       0          $ 3,961
                                                               ---------------------------------------------------------------

Noncash investing and financing activities:
    Shares issued to founder for consulting services           $       0               $       0          $   100
                                                               ---------------------------------------------------------------
    Shares issued in acquisition of 80% of
     Wisedriver.com LLC                                        $       0               $       0          $    45
                                                               ---------------------------------------------------------------
    Shares issued for legal and consulting services            $       0               $       0          $ 7,495
                                                               ---------------------------------------------------------------








              The accompanying notes are an integral part of these consolidated financial statements.

                                                       -5-


                       WISEDRIVER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and December 31, 2002, and the statements of operations and cash flows for the three months ended March 31, 2003 and 2002.

     The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

2. INTANGIBLE ASSET - WEBSITE

     Website costs have been capitalized pursuant to EITF 00-2. The Website is being amortized on the straightline basis over a period of 60 months. The planning and maintenance costs associated with the Website have been expensed as incurred. The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment if any is made based on estimates of undiscounted future cash flows. There have been no asset impairments from inception March 16, 1999.

    The Website and related amortization consisted of the following:

                                                            March 31,          December 31,
                                                              2003                2002
                                                      ---------------------------------------

      Website                                         $          21,600    $           21,600
      Less: Accumulated amortization                           (10,080)               (9,000)
                                                      ---------------------------------------

      Total website                                   $          11,520    $           12,600
                                                      =======================================


3. NOTE RECEIVABLE

    As of March 31, 2003, notes receivable to Atlas Equity Group, Inc., a related party, aggregated to $21,500. This note bears an interest rate of 10% per annum. Accrued interest on the note is $111.

Item 2. Management's Discussion and Analysis
--------------------------------------------

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

THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Development stage expenses during the three months ended March 31, 2003 was ($16,400) as compared to development stage expenses during the three months ended March 31, 2002 was ($14,894).

Expenses for the three months ended March 31, 2003 were primarily salary ($3,846) and expenses for administrative services to a related party ($6,000). The Company also incurred professional fees consisting of accounting ($2,500) and legal services ($1,610). These professional fees are related primarily to the Company's regulatory filings.

Expenses for the three months ended March 31, 2002 were primarily expenses for administrative services to a related party ($6,000). The Company also incurred professional fees consisting of accounting ($5,284) and legal services ($1,425). These professional fees are related primarily to the Company's regulatory filings.

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from the issuance of common stock of the Company and from loans from Michael Farkas, the Company's founder. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the three months ended March 31, 2003 and 2002, we had a net loss of $15,863 and $15,500, respectively. Our accumulated deficit since the date of inception is $318,632. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

On July 25, 2002, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933, which authorized the issuance of 6,000,000 shares of common stock at $0.025 per shares. As of March 31, 2003, these shares have not yet been issued. In addition to this offering, 39 unaffiliated investors from the July 17, 2000 offering are offering to sell 918,333 shares of common stock, thus making these shares unrestricted shares when sold.

On June 30, 2000, the Company purchased an 80% interest of Wisedriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options will be granted to the president of Wisedriver.Com, LLC. The contractual life of the options is determined on certain conditions and will become exercisable when these conditions are met. The initial 150,000 shares shall vest upon the launching of Wisedriver.com's Website. An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee's employment agreement with the Company. As of March 31, 2003, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger's stock option agreement.

The Company continues to experience cash flow shortages and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity, financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. Our short-term debt bears interest at fixed rates; therefore our results of operations would not be affected by interest rate changes.

Item 4.    Controls and Procedures
----------------------------------

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

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.







 PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K.  None.

        No reports on Form 8-K were filed for this quarter of 2003.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2003.

                                         WISEDRIVER.COM, INC.

                                         By: /s/ Jamee Kalimi
                                         -------------------------
                                         Jamee Kalimi, Secretary


================================================================================

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Joshua Berger certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WiseDriver.com, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     July 21, 2003


/s/ Joshua Berger
-------------------------
Joshua Berger
Chief Executive Officer,
Chief Financial Officer and President