Form 10QSB
period 2003-06-30
WISEDRIVER COM INC
filed 2003-08-19
CIK 1142729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2003.

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

                          Yes         No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 14, 2003 the Company had 13,918,300 shares of common stock outstanding, $0.0001 par value.

                              WISEDRIVER.COM, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                              WISEDRIVER.COM, INC.
                              FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003


WISEDRIVER. COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH JUNE 30, 2003


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
================================================================================
                                                             (Unaudited)
                                                               JUNE 30,                    DECEMBER 31,
                                                                2003                          2002
                                                          -----------------        -----------------------

ASSETS

CURRENT ASSETS:

    Cash                                                        $        0          $               4,521
    Other receivables                                                2,050                             50
    Note receivable - related party                                      0                         22,000
                                                          -----------------        -----------------------

        Total current assets                                         2,050                         26,571

WEBSITE-NET OF ACCUMULATED AMORTIZATION                             10,440                         12,600
                                                          -----------------        -----------------------

    TOTAL ASSETS                                                $   12,490          $              39,171
                                                          =================        =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                            $   58,528          $              38,005
    Accrued expenses                                                 8,325                          7,426
    Other liabilites                                                     0                          1,264
    Note payable - related party                                     5,950                              0
                                                          -----------------           --------------------

        Total current liabilities                                   72,803                         46,695
                                                          -----------------        -----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized;
       13,918,300 shares issued and outstanding                      1,392                          1,392
    Additional paid-in capital                                     293,853                        293,853
    Deficit accumulated during the development stage              (355,558)                      (302,769)
                                                          -----------------        -----------------------

     Total stockholders' deficit                                   (60,313)                        (7,524)
                                                          -----------------        -----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   12,490          $              39,171
                                                          =================        =======================



   The accompanying notes are an integral part of these financial statements.

                                      -2-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                                                                                 (Unaudited)
                                                    (Unaudited)                        (Unaudited)             FOR THE PERIOD
                                                  SIX MONTHS ENDED                  THREE MONTHS ENDED         MARCH 16, 1999
                                                      JUNE 30,                            JUNE 30,          (DATE OF INCEPTION) TO
                                               2003              2002             2003               2002         JUNE 30, 2003
                                            ---------         ---------         ---------         ---------         ---------
DEVELOPMENT STAGE REVENUES                  $       0         $       0         $       0         $       0         $       0
                                            ---------         ---------         ---------         ---------         ---------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                             5,250            17,422             2,750            12,138            50,463
    Amortization expense                        2,160             2,160             1,080             1,080            11,160
    Bank charges                                  160                97               115                45             1,015
    Consulting fees                               824                 0               625                 0            13,319
    Corporate fees                                936               370               581               129             6,490
    Legal fees                                  3,769             2,235             2,156               810            35,016
    Licenses and taxes                            298               570                 0               570             4,259
    Office expenses                            12,000            12,000             6,000             6,000            67,905
    On-line services                              245               210               140               105             1,190
    Payroll                                    25,481                 0            21,635                 0           131,925
    Payroll tax expense                         2,362               707             2,001                 0            13,488
    Postage                                         0                 0                 0                 0               384
    Printing                                        0                 0                 0                 0               490
    Travel - meals and entertainment                0                 0                 0                 0                85
    Rent                                            0                 0                 0                 0             1,817
    Website & development fee                       0                 0                 0                 0            13,400
                                            ---------         ---------         ---------         ---------         ---------

TOTAL DEVELOPMENT STAGE EXPENSES               53,485            35,771            37,083            20,877           352,406
                                            ---------         ---------         ---------         ---------         ---------

Loss from operations                          (53,485)          (35,771)          (37,083)          (20,877)         (352,406)
Interest income                                  (727)                0              (189)                0              (941)
Interest expense                                   32             1,225                32               619             4,093
                                            ---------         ---------         ---------         ---------         ---------

NET LOSS                                    $ (52,790)        $ (36,996)        $ (36,926)        $ (21,496)        $(355,558)
                                            =========         =========         =========         =========         =========

NET LOSS PER COMMON SHARE
    Basic and diluted                       $  (0.004)        $  (0.005)        $  (0.003)        $  (0.003)
                                            =========         =========         =========         =========

Weighted-average number of common
shares outstanding                         13,918,300         7,918,300        13,918,300         7,918,300
                                            =========         =========         =========         =========



 The accompanying notes are an integral part of these consolidated financial statements.




WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                                              (Unaudited)
                                                                                  (Unaudited)                FOR THE PERIOD
                                                                                 SIX MONTHS ENDED            MARCH 16, 1999
                                                                                    JUNE 30,                (INCEPTION) TO
                                                                             2003              2002          JUNE 30, 2003
                                                                             ----              ----          -------------

OPERATING ACTIVITIES:
    Loss accumulated during the development stage                         $ (52,790)        $ (36,996)        $(355,558)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                            2,160             2,160            11,160
      Stock issued for consulting services                                        0                 0             7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                             (2,000)            2,035            (2,050)
        Decrease in prepaid expenses                                              0                 0                 0
        Deacrease (increase) in note receivable from related party           22,000                 0                 0
        Increase (decrease) in other liabilities                             (1,263)                0                 0
      Increase (decrease) in accounts payable and accrued expenses           21,422            32,794            66,853
                                                                          ---------         ---------         ---------

             Net cash used in operating activities                          (10,471)               (7)         (272,100)
                                                                          ---------         ---------         ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                       0                 0           (21,600)
                                                                          ---------         ---------         ---------

             Net cash used in investing activities                                0                 0           (21,600)
                                                                          ---------         ---------         ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                       0                 0           287,750
     Note payable to related party                                            5,950                 0             5,950
                                                                          ---------         ---------         ---------

             Net cash provided by financing activities                        5,950                 0           293,700
                                                                          ---------         ---------         ---------

Increase (decrease) in cash                                                  (4,521)               (7)                0
                                                                          =========         =========         =========

Cash, beginning of period                                                     4,521                44                 0
                                                                          =========         =========         =========

Cash, end of period                                                       $       0         $      37         $       0
                                                                          =========         =========         =========



 The accompanying notes are an integral part of these consolidated financial statements.




WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================




                                                                                                      (Unaudited)
                                                                        (Unaudited)                 FOR THE PERIOD
                                                                      SIX MONTHS ENDED              MARCH 16, 1999
                                                                           JUNE 30,                 (INCEPTION) TO
                                                                 2003                   2002         JUNE 30, 2003
                                                                 ----                   ----         -------------

Supplemental cash flow information:
    Interest paid                                           $          0            $         0           $   3,370
    Income taxes paid                                       $          0            $         0           $   3,961

Noncash investing and financing activities:
    Shares issued to founder for consulting services        $          0            $         0           $     100
    Shares issued in acquisition of 80% of
      Wisedriver.com LLC                                    $          0            $         0           $      45
    Shares issued for legal and consulting services         $          0            $         0           $   7,495










 The accompanying notes are an integral part of these consolidated financial statements.



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and December 31, 2002, the statements of operations for the six months and three months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

     The results of operations for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

     The Website and related amortization consisted of the following:


                                                                              June 30,           December 31,
                                                                                2003                 2002
                                                                         ------------------  -------------------

Website                                                                  $          21,600    $          21,600
Less: Accumulated amortization                                                     (11,160)              (9,000)
                                                                         ------------------  -------------------

Total website                                                            $          10,440    $          12,600
                                                                         ==================  ===================



3.   NOTE PAYABLE

     As of June 30, 2003, notes payable to Atlas Equity Group, Inc. ("Atlas"), a related party, aggregated $5,950. This note bears an interest rate of 10% per annum. Accrued interest on these notes is $32.

     On July 22, 2003, Atlas advanced an additional $500 to the Company. This note bears interest at a rate of 10% per annum and is due on July 21, 2004.

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

THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Development stage loss during the six months ended June 30, 2003 is ($52,790) as compared to development stage loss during the six months ended June 30, 2002 was ($36,996).

Expenses for the six months ended June 30, 2003 were primarily salary ($25,481) and office expenses for administrative services by a related party ($12,000). The Company also incurred professional fees such as accounting ($5,250) and legal services ($3,769). These professional fees are related primarily to the Company's regulatory filings.

Expenses for the six months ended June 30, 2002 were primarily office expenses for administrative services by a related party ($12,000). The Company also incurred professional fees such as accounting ($17,422) and legal services ($2,235). These professional are related primarily to the Company's regulatory filings.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Development stage expenses during the three months ended June 30, 2003 were $37,083 as compared to $20,877 for the three months ended June 30, 2002.

Expenses during the three months ended June 30, 2003 were primarily salary ($21,635), office expenses ($6,000) which consisted of administrative services and professional fees such as accounting ($2,750) and legal services ($2,156).

Expenses during the three months ended June 30, 2002 consisted primarily of office expenses ($6,000) for administrative services and professional fees such as accounting ($12,138) and legal services ($810).

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

For the six months ended June 30, 2003 and 2002, we had a net loss of $52,790 and $36,996, respectively. Our accumulated deficit since the date of inception is $355,558. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

On July 25, 2002, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933, which authorized the issuance of 6,000,000 shares of common stock at $0.025 per shares. As of December 31, 2002, these shares have not yet been issued. In addition to this offering, 39 unaffiliated investors from the July 17, 2000 offering are offering to sell 918,333 shares of common stock, thus making these shares unrestricted shares when sold.

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





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2003.

                                         WISEDRIVER.COM, INC.

                                         By: /s/ Joshua Berger
                                         -------------------------
                                         Joshua Berger, President


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


Dated:     August 18, 2003


/s/ Joshua Berger
-------------------------
Joshua Berger
Chief Executive Officer,
Chief Financial Officer and President