Form 10QSB/A
period 2003-03-31
WISEDRIVER COM INC
filed 2004-10-14
CIK 1142729

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

                        Commission file number 333-63460

                              WISEDRIVER.COM, INC.
             (Exact name of registrant as specified in its charter)

 Delaware                                                    65-0908171
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

           1691 Michigan Avenue, Suite 425, Miami Beach, Florida    33139
              (Address of principal executive offices)            (Zip Code)

                                 (305) 538-7840
              (Registrant's telephone number, including area code)

              405 Lexington Avenue, 47th Floor, New York, NY 10174
                                 (212)716-1500
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes         No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 12, 2004 the Company had 13,918,300 shares of common stock outstanding, $0.0001 par value.

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

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31,              DECEMBER 31,
                                                                           2003                      2002
                                                                        (Unaudited)

ASSETS

CURRENT ASSETS:
   Cash                                                                 $       0                $   4,521
   Other receivables                                                           50                       50
   Note receivable - related party                                         21,611                   22,000
                                                                        ----------------------------------

     Total current assets                                                  21,661
                                                                                                    26,571

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                    11,520                   12,600
                                                                        ----------------------------------

   TOTAL ASSETS                                                         $  33,181                $  39,171
                                                                        ==================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable
                                                                        $  43,877                $  38,005
   Accrued expenses                                                        11,395                    7,426
   Other liabilities                                                        1,796                    1,264
                                                                        ----------------------------------

     Total current liabilities                                             57,068                   46,695
                                                                        ----------------------------------

STOCKHOLDERS' DEFICIT:

   Common stock, par value $.0001 per share;
    250,000,000 shares authorized;
    13,918,300 shares issued and outstanding                                1,392                    1,392

  Additional paid-in capital                                              293,853                  293,853
  Deficit accumulated during the development stage                       (319,132)                (302,769)
                                                                        ----------------------------------

   Total stockholders' deficit                                            (23,887)                  (7,524)
                                                                        ----------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  33,181                $  39,171
                                                                        ==================================



           The accompanying notes are an integral part of these consolidated financial statements.
                                                     -2-



WISEDRIVER.COM, INC. AND
SUBSIDIARY (A DEVELOPMENT
STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------

                                                                                   (Unaudited)
                                                    (Unaudited)                   FOR THE PERIOD
                                                 THREE MONTHS ENDED               MARCH 16, 1999
                                                    MARCH 31,                (DATE OF INCEPTION) TO
                                             2003                 2002           MARCH 31, 2003

DEVELOPMENT STAGE REVENUES               $          0        $          0        $          0
                                         --------------------------------------------------------

DEVELOPMENT STAGE EXPENSES
  Accounting fees                               2,500               5,284              47,713
  Amortization expense                          1,080               1,080              10,080
  Bank charges                                     45                  52                 900
  Consulting fees                                 699                   0              13,194
  Corporate fees                                  356                 241               5,910
  Legal fees                                    1,610               1,425              32,857
  Licenses and taxes                              180                   0               4,142
  Office expenses                               6,000               6,000              61,905
  On-line services                                105                 105               1,050
  Payroll                                       3,846                   0             110,290
  Payroll tax expense                             479                 707              11,605
  Postage                                           0                   0                 384
  Printing                                          0                   0                 490
  Travel - meals and entertainment                  0                   0                  86
  Rent                                              0                   0               1,817
  Website & development fee                         0                   0              13,400
                                         --------------------------------------------------------

TOTAL DEVELOPMENT STAGE EXPENSES               16,900              14,894             315,823
                                         --------------------------------------------------------

Loss from operations                          (16,900)            (14,894)           (315,823)

Interest income                                  (537)                  0                (752)

Interest expense                                    0                 606               4,061
                                         --------------------------------------------------------

NET LOSS                                 $    (16,363)       $    (15,500)           (319,132)
                                         --------------------------------------------------------

NET LOSS PER COMMON SHARE
  Basic and diluted                      $     (0.001)       $     (0.002)
                                         ---------------------------------------

Weighted-average number of common
shares outstanding                         13,918,300           7,918,300
                                         ---------------------------------------



           The accompanying notes are an integral part of these consolidated financial statements.
                                                     -3-


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (Unaudited) -
                                                                              (Unaudited)            FOR THE PERIOD
                                                                           THREE MONTHS ENDED         MARCH 16,1999
                                                                                MARCH 31,            (INCEPTION) TO
                                                                          2003            2002        MARCH 31, 2003
                                                                      --------------------------------------------

OPERATING ACTIVITIES:
   Loss accumulated during the development stage                      $ (16,363)       $ (15,500)       $(319,132)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization                                                         1,080            1,080           10,080
     Stock issued for consulting services                                     0                0            7,495
     Changes in assets and liabilities:
      (Increase) decrease in other receivables
                                                                              0                0              (50)
      Decrease (increase) in note receivable from related party             389                0          (21,611)
      Increase in other liabilities                                         532                0            1,796
     Increase (decrease) in accounts payable and accrued expenses         9,841           13,376           55,272
                                                                      --------------------------------------------


         Net cash used in operating activities                           (4,521)          (1,044)        (266,150)
                                                                      --------------------------------------------

------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Increase in intangible asset - Website                                    0                0          (21,600)
                                                                      --------------------------------------------


         Net cash used in investing activities                                0                0          (21,600)
                                                                      --------------------------------------------

------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from issuance of corm m stock                                    0                0          287,750
    Net loans to related party                                                0            1,100                0
                                                                      --------------------------------------------


         Net cash provided by financing activities                            0            1,100          287,750
                                                                      --------------------------------------------

Increase (decrease) in cash                                              (4,521)              56                0
                                                                      --------------------------------------------

Cash, beginning of period                                                 4,521               44                0
                                                                      --------------------------------------------

Cash, end of period                                                   $       0        $     100        $       0
                                                                      --------------------------------------------



           The accompanying notes are an integral part of these consolidated financial statements.
                                                     -4-




WISEDRIVER.COM, INC. AND SUBSIDIARY (A
DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------

                                                                                                        (Unaudited)
                                                                           (Unaudited)                FOR THE PERIOD
                                                                        THREE MONTHS ENDED             MARCH 16,1999
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

     The Website and related amortization consisted of the following:

                                               March 31,        December 31,
                                                 2003               2002
                                             --------------------------------

     Website                                   $ 21,600           $ 21,600
     Less: Accumulated amortization             (10,080)            (9,000)
                                             --------------------------------

     Total website                             $ 11,520           $ 12,600
                                             ================================

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

The Company's operations were devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intended to grow through internal development, strategic alliances, and acquisitions of existing businesses. However, due to its inability to raise the necessary funds, the Company was unable to successfully complete its business plan of becoming a provider of comprehensive information and services related to driving and automobile ownership.


The Company is no longer pursuing such business plan and is now attempting to locate and negotiate with a business entity for the combination of that target company with the Company. The Company expects that such combination will normally take the form of a merger, stock- for- stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future.

THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Development stage expenses during the three months ended March 31, 2003 was ($16,900) as compared to development stage expenses during the three months ended March 31, 2002 was ($14,894).

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

The Company has primarily financed its activities from the issuance of common stock of the Company and from loans from Atlas Equity Group and its affiliated parties. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the three months ended March 31, 2003 and 2002, we had a net loss of $16,363 and $15,500, respectively. Our accumulated deficit since the date of inception is $319,132. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 12, 2004.

                                         WISEDRIVER.COM, INC.

                                         By: /s/ Joshua Berger
                                         -------------------------
                                         Joshua Berger, President