Form 10QSB/A
period 2003-06-30
WISEDRIVER COM INC
filed 2004-10-14
CIK 1142729

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

                          Yes         No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 5, 2004 the Company had 13,918,300 shares of common stock outstanding, $0.0001 par value.

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


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------

                                                                   (Unaudited)
                                                                    JUNE 30,                    DECEMBER 31,
                                                                      2003                          2002
                                                                ------------------        -----------------------

ASSETS

CURRENT ASSETS:
    Cash                                                        $               0          $               4,521
    Other receivables                                                          50                             50
    Note receivable - related party                                             0                         22,000
                                                                ------------------        -----------------------

        Total current assets                                                   50                         26,571

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                    10,440                         12,600
                                                                ------------------        -----------------------

    TOTAL ASSETS                                                $          10,490          $              39,171
                                                                ==================        =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                            $          58,528          $              38,005
    Accrued expenses                                                        8,325                          7,426
    Other liabilities                                                           0                          1,264
    Note payable - related party                                            5,950                              0
                                                                ------------------        -----------------------

        Total current liabilities                                          72,803                         46,695
                                                                ------------------        -----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized;
       13,918,300 shares issued and outstanding                             1,392                          1,392
    Additional paid-in capital                                            293,853                        293,853
    Deficit accumulated during the development stage                     (357,558)                      (302,769)
                                                                ------------------        -----------------------

     Total stockholders' deficit                                          (62,313)                        (7,524)
                                                                ------------------        -----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $          10,490          $              39,171
                                                                ==================        =======================


           The accompanying notes are an integral part of these consolidated financial statements.
                                                    - 2 -


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                                  (Unaudited)
                                                    (Unaudited)                       (Unaudited)               FOR THE PERIOD
                                                 SIX MONTHS ENDED                 THREE MONTHS ENDED            MARCH 16, 1999
                                                     JUNE 30,                           JUNE 30,            (DATE OF INCEPTION) TO
                                             2003              2002              2003              2002          JUNE 30, 2003
                                         ------------      ------------      ------------      ------------      ------------
DEVELOPMENT STAGE REVENUES               $          0      $          0      $          0      $          0      $          0
                                         ------------      ------------      ------------      ------------      ------------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                             5,250            17,422             2,750            12,138            50,463
    Amortization expense                        2,160             2,160             1,080             1,080            11,160
    Bank charges                                  160                97               115                45             1,015
    Consulting fees                             2,824                 0             2,125                 0            15,319
    Corporate fees                                936               370               581               129             6,490
    Legal fees                                  3,769             2,235             2,156               810            35,016
    Licenses and taxes                            298               570                 0               570             4,259
    Office expenses                            12,000            12,000             6,000             6,000            67,905
    On-line services                              245               210               140               105             1,190
    Payroll                                    25,481                 0            21,635                 0           131,925
    Payroll tax expense                         2,362               707             2,001                 0            13,488
    Postage                                         0                 0                 0                 0               384
    Printing                                        0                 0                 0                 0               490
    Travel - meals and entertainment                0                 0                 0                 0                85
    Rent                                            0                 0                 0                 0             1,817
    Website & development fee                       0                 0                 0                 0            13,400
                                         ------------      ------------      ------------      ------------      ------------

TOTAL DEVELOPMENT STAGE EXPENSES               55,485            35,771            38,583            20,877           354,406
                                         ------------      ------------      ------------      ------------      ------------

Loss from operations                          (55,485)          (35,771)          (38,583)          (20,877)         (354,406)
Interest income                                  (727)                0              (189)                0              (941)
Interest expense                                   32             1,225                32               619             4,093
                                         ------------      ------------      ------------      ------------      ------------

NET LOSS                                 $    (54,790)     $    (36,996)     $    (38,426)     $    (21,496)     $   (357,558)
                                         ============      ============      ============      ============      ============

NET LOSS PER COMMON SHARE
    Basic and diluted                    $     (0.004)     $     (0.005)     $     (0.003)     $     (0.003)
                                         ============      ============      ============      ============

Weighted-average number of common
shares outstanding                         13,918,300         7,918,300        13,918,300         7,918,300
                                         ============      ============      ============      ============


                    The accompanying notes are an integral part of these consolidated financial statements.
                                                               -3-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------

                                                                                                          (Unaudited)
                                                                                 (Unaudited)             FOR THE PERIOD
                                                                               SIX MONTHS ENDED          MARCH 16, 1999
                                                                                  JUNE 30,               (INCEPTION) TO
                                                                            2003            2002          JUNE 30, 2003
                                                                         ---------        ---------     ---------------

OPERATING ACTIVITIES:
    Loss accumulated during the development stage                        $ (54,790)       $ (36,996)       $(357,558)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                           2,160            2,160           11,160
      Stock issued for consulting services                                       0                0            7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                                 0            2,035              (50)
        Decrease in prepaid expenses                                             0                0                0
        Decrease (increase) in note receivable from related party           22,000                0                0
        Increase (decrease) in other liabilities                            (1,263)               0                0
      Increase (decrease) in accounts payable and accrued expenses          21,422           32,794           66,853
                                                                         ---------        ---------        ---------

             Net cash used in operating activities                         (10,471)              (7)        (272,100)
                                                                         ---------        ---------        ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                      0                0          (21,600)
                                                                         ---------        ---------        ---------

             Net cash used in investing activities                               0                0          (21,600)
                                                                         ---------        ---------        ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      0                0          287,750
     Note payable to related party                                           5,950                0            5,950
                                                                         ---------        ---------        ---------

             Net cash provided by financing activities                       5,950                0          293,700
                                                                         ---------        ---------        ---------

Increase (decrease) in cash                                                 (4,521)              (7)               0
                                                                         =========        =========        =========

Cash, beginning of period                                                    4,521               44                0
                                                                         =========        =========        =========

Cash, end of period                                                      $       0        $      37        $       0
                                                                         =========        =========        =========




                  The accompanying notes are an integral part of these consolidated financial statements.
                                                             -4-


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                                        (Unaudited)
                                                                         (Unaudited)                  FOR THE PERIOD
                                                                      SIX MONTHS ENDED                MARCH 16, 1999
                                                                          JUNE 30,                    (INCEPTION) TO
                                                                2003                    2002           JUNE 30, 2003
                                                            ------------            -----------        ---------------

Supplemental cash flow information:
    Interest paid                                           $          0            $         0         $     3,370
                                                            ============            ===========         ===========
    Income taxes paid                                       $          0            $         0         $     3,961
                                                            ============            ===========         ===========

Noncash investing and financing activities:
    Shares issued to founder for consulting services        $          0            $         0         $       100
                                                            ============            ===========         ===========
    Shares issued in acquisition of 80% of
      Wisedriver.com LLC                                    $          0            $         0         $        45
                                                            ============            ===========         ===========
    Shares issued for legal and consulting services         $          0            $         0         $     7,495
                                                            ============            ===========         ===========






                  The accompanying notes are an integral part of these consolidated financial statements.
                                                             - 5 -



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

     The Website and related amortization consisted of the following:

                                                 June 30,         December 31,
                                                   2003              2002
                                            ---------------    ---------------

     Website                                $        21,600    $        21,600
     Less: Accumulated amortization                 (11,160)            (9,000)
                                            ---------------    ---------------

     Total website                          $        10,440    $        12,600
                                            =================  ===============

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

THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Development stage loss during the six months ended June 30, 2003 is ($54,790) as compared to development stage loss during the six months ended June 30, 2002 was ($36,996).

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

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Development stage expenses during the three months ended June 30, 2003 were $38,583 as compared to $20,877 for the three months ended June 30, 2002.

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

The Company has primarily financed its activities from issuance of common stock of the Company and from loans from Atlas Equity Group, and its affiliated parties. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the six months ended June 30, 2003 and 2002, we had a net loss of $54,790 and $36,996, respectively. Our accumulated deficit since the date of inception is $357,558. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2004.

                                         WISEDRIVER.COM, INC.

                                         By: /s/ Joshua Berger
                                         -------------------------
                                         Joshua Berger, President