Form 10QSB
period 2003-09-30
WISEDRIVER COM INC
filed 2004-10-14
CIK 1142729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended September 30, 2003.

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

              405 Lexington Avenue, 47th Floor, New York, NY 10174 (Former name, former address and former fiscal year, if changed since last report)

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2003


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                         (Unaudited)
                                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                                             2003                     2002
                                                                                           ---------                ---------
ASSETS

CURRENT ASSETS:
    Cash                                                                                   $     216                $   4,521
    Other receivables                                                                             50                       50
    Note receivable - related party                                                                0                   22,000
                                                                                           ---------                ---------

        Total current assets                                                                     266                   26,571

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                                        9,360                   12,600
                                                                                           ---------                ---------

    TOTAL ASSETS                                                                           $   9,626                $  39,171
                                                                                           =========                =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                                                       $  59,244                $  38,005
    Accrued expenses                                                                           5,825                    7,426
    Other liabilities                                                                              0                    1,264
    Note payable - related party                                                              25,464                        0
                                                                                           ---------                ---------

        Total current liabilities                                                             90,533                   46,695
                                                                                           ---------                ---------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized;
       13,918,300 shares issued and outstanding
        as of September 30, 2003 and December 31, 2002                                         1,392                    1,392
    Additional paid-in capital                                                               293,853                  293,853
    Deficit accumulated during the development stage                                        (376,152)                (302,769)
                                                                                           ---------                ---------

     Total stockholders' deficit                                                             (80,907)                  (7,524)
                                                                                           ---------                ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $   9,626                $  39,171
                                                                                           =========                =========


                 The accompanying notes are an integral part of these consolidated financial statements.




WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                                (Unaudited)                   (Unaudited)             FOR THE PERIOD
                                             NINE MONTHS ENDED            THREE MONTHS ENDED          MARCH 16, 1999
                                               SEPTEMBER 30,                  SEPTEMBER 30,        (DATE OF INCEPTION) TO
                                           2003            2002            2003           2002        SEPTEMBER 30, 2003
                                       ------------    ------------    ------------    ------------   ------------------
DEVELOPMENT STAGE REVENUES             $          0    $          0    $          0    $          0               0
                                       ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                           9,550          17,729           4,300             307          54,763
    Amortization expense                      3,240           3,240           1,080           1,080          12,240
    Bank charges                                238             174              78              77           1,093
    Consulting fees                          10,008               0           7,184               0          22,503
    Corporate fees                            1,869             370             815               0           7,422
    Legal fees                                5,699           5,782           1,930           3,547          36,946
    Licenses and taxes                          915             870             735             300           4,877
    Office expenses                          14,000          18,000           2,000           6,000          69,905
    On-line services                            245             315               0             105           1,190
    Payroll                                  25,481               0               0               0         131,925
    Payroll tax expense                       2,362             707               0               0          13,488
    Postage                                       0               0               0               0             384
    Printing                                      0               0               0               0             490
    Travel - meals and entertainment              0               0               0               0              84
    Rent                                          0               0               0               0           1,817
    Website & development fee                     0               0               0               0          13,400
                                       ------------    ------------    ------------    ------------    ------------

TOTAL DEVELOPMENT STAGE EXPENSES             73,607          47,187          18,122          11,416         372,527
                                       ------------    ------------    ------------    ------------    ------------

Loss from operations                        (73,607)        (47,187)        (18,122)        (11,416)       (372,527)
Interest income                                 727               0               0               0             941
Interest expense                               (503)         (1,924)           (471)           (699)         (4,565)
                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                               $    (73,383)   $    (49,111)   $    (18,593)   $    (12,115)   $   (376,151)
                                       ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
    Basic and diluted                  $      (0.01)   $      (0.01)   $      (0.00)   $      (0.00)
                                       ============    ============    ============    ============

Weighted-average number of common
shares outstanding                       13,918,300       7,918,300      13,918,300       7,918,300
                                       ============    ============    ============    ============


               The accompanying notes are an integral part of these consolidated financial statements.
                                                           -3-


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------

                                                                                                          (Unaudited)
                                                                               (Unaudited)              FOR THE PERIOD
                                                                             NINE MONTHS ENDED           MARCH 16, 1999
                                                                                SEPTEMBER 30,        (DATE OF INCEPTION) TO
                                                                           2003              2002     SEPTEMBER 30, 2003
                                                                         ---------        ---------   ------------------

OPERATING ACTIVITIES:
    Loss accumulated during the development stage                        $ (73,383)       $ (49,111)       $(376,151)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                           3,240            3,240           12,240
      Stock issued for consulting services                                       0                0            7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                                 0                0              (50)
        Decrease in prepaid expenses                                             0                0                0
        Decrease (increase) in note receivable from related party           22,000                0                0
        Increase (decrease) in other liabilities                            (1,263)          36,325                0
      Increase (decrease) in accounts payable and accrued expenses          19,637           28,755           65,068
                                                                         ---------        ---------        ---------

             Net cash (used in) provided by operating activities           (29,769)          19,209         (291,398)
                                                                         ---------        ---------        ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                      0                0          (21,600)
                                                                         ---------        ---------        ---------

             Net cash used in investing activities                               0                0          (21,600)
                                                                         ---------        ---------        ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      0                0          287,750
     Note payable to related party                                          25,464            2,135           25,464
                                                                         ---------        ---------        ---------

             Net cash provided by financing activities                      25,464            2,135          313,214
                                                                         ---------        ---------        ---------

Increase (decrease) in cash                                                 (4,305)          21,344              216
                                                                         =========        =========        =========

Cash, beginning of period                                                    4,521               44                0
                                                                         =========        =========        =========

Cash, end of period                                                      $     216        $  21,388        $     216
                                                                         =========        =========        =========

                The accompanying notes are an integral part of these consolidated financial statements.
                                                            -4-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------

                                                                                                       (Unaudited)
                                                                       (Unaudited)                    FOR THE PERIOD
                                                                     NINE MONTHS ENDED                MARCH 16, 1999
                                                                       SEPTEMBER 30,               (DATE OF INCEPTION) TO
                                                                 2003                    2002        SEPTEMBER 30, 2003
                                                                 ----                    ----        -------------------
Supplemental cash flow information:
    Interest paid                                           $          0            $         0           $   3,841
                                                            ============            ===========           =========
    Income taxes paid                                       $          0            $         0           $   3,961
                                                            ============            ===========           =========

Noncash investing and financing activities:
    Shares issued to founder for consulting services        $          0            $         0           $     100
                                                            ============            ===========           =========
    Shares issued in acquisition of 80% of
      Wisedriver.com LLC                                    $          0            $         0           $      45
                                                            ============            ===========           =========
    Shares issued for legal and consulting services         $          0            $         0           $   7,495
                                                            ============            ===========           =========










           The accompanying notes are an integral part of these consolidated financial statements.
                                                    - 5 -


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and December 31, 2002, the statements of operations and cash flows for the nine months ended September 30, 2003 and 2002.

     The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

     The Website and related amortization consisted of the following:


                                                    September 30,        December 31,
                                                        2003                 2002
                                                 ------------------  -------------------

     Website                                     $          21,600    $          21,600
     Less: Accumulated amortization                        (12,240)              (9,000)
                                                 ------------------  -------------------

     Total website                               $           9,360    $          12,600
                                                 ==================  ===================


3.   NOTE PAYABLE

     As of September 30, 2003, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $25,164. This note bears an interest rate of 10% per annum. Accrued interest on these notes is $1,258.

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Development stage expenses during the nine months ended September 30, 2003 is ($73,607) as compared to development stage expenses during the nine months ended September 30, 2002 were ($47,187).

Expenses for the nine months ended September 30, 2003 were primarily salary ($25,481) and office expenses for administrative services by a related party ($14,000). The Company also incurred professional fees such as accounting ($9,550) and legal services ($5,699). These professional are related primarily to the Company's regulatory filings.

Expenses for the nine months ended September 30, 2002 were primarily office expenses for administrative services by a related party ($18,000). The Company also incurred professional fees such as accounting ($17,729) and legal services ($5,782). These professional fees are related primarily to the Company's regulatory filings.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Development stage expenses during the three months ended September 30, 2003 were ($18,122) as compared to ($11,416) for the three months ended September 30, 2002.

Expenses during the three months ended September 30, 2003 were primarily office expenses ($2,000) and professional fees such as accounting ($4,300) and legal services ($1,930).

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

The Company has primarily financed its activities from issuance of common stock of the Company and from loans from Atlas Equity Group, and affiliated parties. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the nine months ended September 30, 2003 and 2002, we had a net loss of $73,383 and $49,111, respectively. Our accumulated deficit since the date of inception is $376,151. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.


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



                                         WISEDRIVER.COM, INC.

                                         By: /s/ Joshua Berger
                                         -------------------------
                                                 Joshua Berger
                                                 President