Form 10KSB
period 2003-12-31
WISEDRIVER COM INC
filed 2004-10-14
CIK 1142729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended December 31, 2003

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

                              Yes [ ]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Revenues for year ended December 31, 2003: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2003, was: $O

Number of shares of the registrant's common stock outstanding as of October 5, 2004 was: 13,918,300

Transfer Agent as of October 12, 2004:     Corporate Stock Transfer & Trust Co.
                                           3200 Cherry Creek Drive
                                           Denver, Colorado 80209

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

Business of Issuer. We are a development-stage company, which has designed and developed a beta test version Internet web site at URL www.wisedriver.com intended to provide automobile drivers with comprehensive information and services related to driving and automobile ownership. Our site's primary focus was to educate our users on how to avoid traffic violations, and in instances where a ticket has been issued, to inform the user about techniques for contesting the alleged infractions. It was our intention to be an informational site.

Our operations were devoted primarily to developing a business plan, building our website, and raising capital for future operations and administrative functions. We intended to grow through internal development, strategic alliances, and acquisitions of existing businesses. However, due to our inability to raise the necessary funds, we were unable to successfully complete our business plan of becoming a provider of comprehensive information and services related to driving and automobile ownership.

We are no longer pursuing such business plan and we are now attempting to locate and negotiate with a business entity for the combination of that target company with us. We expect that such combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company. Because of uncertainties surrounding our development, we anticipates incurring development stage losses in the foreseeable future.

Our new purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity. We do not intend to restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We anticipate that we will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because we will not offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. We will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing our business purposes. Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.
                                      I-2

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Our offices are located at 1691 Michigan Avenue, Suite 425, Miami Beach, Florida 33139 and our telephone number is (305) 538-7840.

EMPLOYEES

We employ one person on a part-time basis. We will employ additional people as we continue to implement our plan of operation. Our employees is not covered by a collective bargaining agreement, and we believe that our relationship with our employee is satisfactory.

Item 2. Description of Property
-------------------------------

We currently use office space at 1691 Michigan Avenue, Suite 425, Miami Beach, Florida 33139. The primary tenant is Atlas Equity Group, Inc., a related party, owned by Michael Farkas.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. As of December 31, 2003, the expense incurred to this related party amounted to $14,000. The agreement was terminated as of August 1, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

On September 21, 2004, there were 66 shareholders of record of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.

Dividends
---------

The Company intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

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

YEARS ENDED DECEMBER 31, 2003 AND 2002

Development stage losses during the year ended December 31, 2003 were $85,593 compared to $85,554 for the year ended December 31, 2002.

Expenses during the year ended December 31, 2003 were primarily salary ($25,481) and office expenses for administrative services by a related party ($14,000). The Company also incurred professional fees such as accounting ($12,800) and legal services ($5,794). These professional fees were for audit fees and quarterly regulatory filings.

Expenses during the year ended December 31, 2002 were primarily salary ($13,077) and office expenses for administrative services by a related party ($24,000). The Company also incurred professional fees such as accounting ($22,980) and legal services ($7,100). These professional fees were for quarterly regulatory filings.
                                      II-1

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($388,362). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,905) and professional fees such as accounting ($58,013) and legal services ($37,041). The professional fees were related to the Company's annual and quarterly filings.

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from loans from Atlas Equity Group, Inc., and its affiliated parties. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the years ended December 31, 2003 and 2002, we incurred a net loss of $70,093 and $85,554, respectively. Our accumulated deficit since the date of inception is $372,862. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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


Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are as follows:

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002
AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2003

                                                                       Page(s)


INDEPENDENT AUDITORS' REPORT                                              1

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND FOR THE YEARS
ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD
MARCH 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

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

INDEPENDENT AUDITORS' REPORT


To the Stockholders and
Board of Directors
Wisedriver.com, Inc & Subsidiary
(A Development Stage Company)

We have audited the accompanying balance sheet of Wisedriver.com, Inc. & subsidiary (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, change in stockholders' equity and cash flow for the years ended December 31, 2003 and 2002 and the period March 16, 1999 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisedriver.com, Inc. & Subsidiary as of December 31, 2003 and 2002, and the result of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period March 16, 1999 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
N. White Plains, NY
May 24, 2004


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------


                                                                                   DECEMBER 31,             DECEMBER 31,
                                                                                       2003                     2002
                                                                               ---------------------- -----------------------
ASSETS

CURRENT ASSETS:
    Cash                                                                       $                 168   $               4,521
    Other receivables                                                                             50                      50
    Note receivable - related party                                                                0                  22,000
                                                                               ---------------------- -----------------------

        Total current assets                                                                     218                  26,571

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                                        8,280                  12,600
                                                                               ---------------------- -----------------------

    TOTAL ASSETS                                                               $               8,498   $              39,171
                                                                               ====================== =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                      $              75,882   $              45,431
    Other liabilities                                                                              0                   1,264
    Notes payable - related party                                                             25,733                       0
                                                                               ---------------------- -----------------------

        Total current liabilities                                                            101,615                  46,695
                                                                               ---------------------- -----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized;
       13,918,300 shares issued and outstanding                                                1,392                   1,392
    Additional paid-in capital                                                               293,853                 293,853
    Deficit accumulated during the development stage                                        (388,362)               (302,769)
                                                                               ---------------------- -----------------------

     Total stockholders' deficit                                                             (93,117)                 (7,524)
                                                                               ---------------------- -----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $               8,498   $              39,171
                                                                               ====================== =======================




                            The accompanying notes are an integral part of these financial statements.
                                                               -2-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                                                                  FOR THE PERIOD
                                                      YEARS ENDED                                MARCH 16, 1999
                                                   DECEMBER 31,                               (DATE OF INCEPTION) TO
                                                         2003                2002               DECEMBER 31, 2003
                                                --------------------  -----------------     -----------------------
DEVELOPMENT STAGE REVENUES                      $                 0   $              0      $                 0
                                                --------------------  -----------------     -----------------------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                                          12,800             22,980                   58,013
    Amortization expense                                      4,320              4,320                   13,320
    Bank charges                                                286                402                    1,141
    Consulting fees                                          17,008              5,000                   29,503
    Corporate fees                                            1,952              1,481                    7,506
    Legal fees                                                5,794              7,100                   37,041
    Licenses and taxes                                          915                870                    4,876
    Office expenses                                          14,000             24,000                   69,905
    On-line services                                            245                385                    1,190
    Payroll                                                  25,481             13,077                  131,925
    Payroll tax expense                                       2,362              3,173                   13,488
    Postage                                                       0                  0                      384
    Printing                                                      0                175                      490
    Travel - meals and entertainment                              0                 86                       86
    Rent                                                          0                  0                    1,817
    Website & development fee                                     0                  0                   13,400
                                                --------------------  -----------------     -----------------------

TOTAL DEVELOPMENT STAGE EXPENSES                             85,163             83,049                  384,085
                                                --------------------  -----------------     -----------------------

Loss from operations                                        (85,163)           (83,049)                (384,085)
Interest income                                                 727                214                      941
Interest expense                                             (1,157)            (2,719)                  (5,218)
                                                --------------------  -----------------     -----------------------

NET LOSS                                        $           (85,593)  $        (85,554)     $          (388,362)
                                                ====================  =================     =======================

NET LOSS PER COMMON SHARE
    Basic and diluted                           $             (0.01)  $          (0.01)
                                                ====================  =================

Weighted-average number of common
shares outstanding                                       13,918,300          9,184,053
                                                ====================  =================



                            The accompanying notes are an integral part of these financial statements.
                                                               -3-


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
--------------------------------------------------------------------------------------------------------------------------

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                                                      ADDITIONAL  DURING THE
                                                                COMMON STOCK           PAID-IN    DEVELOPMENT
                                                            SHARES        AMOUNT       CAPITAL      STAGE          TOTAL
                                                           ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2001                                  7,918,300   $      792   $  144,453   $ (217,215)   $  (71,970)

Common stock issued to third parties in private offering    6,000,000          600      149,400            0       150,000

Loss for the year ended December 30, 2002                           0            0            0      (85,554)      (85,554)
                                                           ----------   ----------   ----------   ----------    ----------

Balance, December 31, 2002                                 13,918,300        1,392      293,853     (302,769)       (7,524)

Loss for the year ended December 31, 2003                           0            0            0      (85,593)      (85,593)
                                                           ----------   ----------   ----------   ----------    ----------

Balance, December 31, 2003                                 13,918,300   $    1,392   $  293,853   $ (388,362)   $  (93,117)
                                                           ==========   ==========   ==========   ==========    ==========







                            The accompanying notes are an integral part of these financial statements.
                                                               -4-


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------

                                                                                                            FOR THE PERIOD
                                                                                  YEARS ENDED               MARCH 16, 1999
                                                                                  DECEMBER 31,          (DATE OF INCEPTION) TO
                                                                             2003             2002        DECEMBER 31, 2003
                                                                           ---------        ---------     -----------------
OPERATING ACTIVITIES:
    Deficit during the development stage                                   $ (85,593)       $ (85,554)       $(388,362)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                             4,320            4,320           13,320
      Stock issued for consulting services                                         0                0            7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                                   0                0                0
        Decrease (increase) in prepaid expenses                                    0                0                0
        (Increase) decrease  in note receivable from related party            22,000          (22,000)             (50)
        Increase (decrease) in other liabilities                              (1,264)           1,264                0
       (Decrease) increase  in accounts payable and accrued expenses          30,451          (19,753)          75,882
                                                                           ---------        ---------        ---------

             Net cash used in operating activities                           (30,086)        (121,723)        (291,715)
                                                                           ---------        ---------        ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                        0                0          (21,600)
                                                                           ---------        ---------        ---------

             Net cash used in investing activities                                 0                0          (21,600)
                                                                           ---------        ---------        ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                        0          150,000          287,750
     Proceeds of notes payable - related party                                25,733          (23,800)          25,733
                                                                           ---------        ---------        ---------

             Net cash provided by financing activities                        25,733          126,200          313,483
                                                                           ---------        ---------        ---------

(Decrease) increase in cash                                                   (4,353)           4,477              168

Cash, beginning of period                                                      4,521               44                0
                                                                           ---------        ---------        ---------

Cash, end of period                                                        $     168        $   4,521        $     168
                                                                           =========        =========        =========


                            The accompanying notes are an integral part of these financial statements.
                                                               -5-


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                                                                                   FOR THE PERIOD
                                                                       YEARS ENDED                 MARCH 16, 1999
                                                                       DECEMBER 31,             (DATE OF INCEPTION) TO
                                                                 2003                    2002     DECEMBER 31, 2003
                                                                 ----                    ----     -----------------

Supplemental cash flow information:
    Interest paid                                           $          0            $         0           $   3,841
                                                            ============            ===========           =========
    Income taxes paid                                       $          0            $         0           $   3,961
                                                            ============            ===========           =========

Noncash investing and financing activities:
    Shares issued to founder for consulting services        $          0            $         0           $     100
                                                            ============            ===========          ==========
    Shares issued in acquisition of 80% of
      Wisedriver.com LLC                                    $          0            $         0           $      45
                                                            ============            ===========         ===========
    Shares issued for legal and consulting services         $          0            $         0           $   7,495
                                                            ============            ===========         ===========




                     The accompanying notes are an integral part of these consolidated financial statements.
                                                              - 6 -




WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     WiseDriver.com, Inc., initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999, changed its name on April 13, 2000 to Atlas Ventures XV and on June 14, 2000, changed its name to WiseDriver.com, Inc. ("Wisedriver"). Wisedriver's primary objective is to design and develop an internet web site to provide the user with information relating to traffic violations and intends to grow through internal development, strategic alliances and acquisitions of existing business. On June 30, 2000, Wisedriver purchased an 80% interest in WiseDriver, LLC, which is a New York Limited Liability Company. Wisedriver LLC was formed in the state of New York on March 8, 2000.

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

     The Website and related amortization consisted of the following:

                                                 DECEMBER 31,        DECEMBER 31,
                                                    2003                 2002
                                              ------------------  -------------------
     Website                                  $          21,600    $          21,600
     Less: Accumulated amortization                     (13,320)              (9,000)
                                              ------------------  -------------------

     Total website                            $           8,280    $          12,600
                                              ==================  ===================



     Amortization expense for the years ended December 31, 2003 and December 31, 2002 totaled $4,320 and $4,320, respectively.

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                          DECEMBER 31,         DECEMBER 31,
                                                                             2003                  2002
                                                                     -----------------   ----------------------
     Accounts payable                                                $          64,989   $               38,005
     Accrued expenses                                                            9,000                    7,000
     Accrued interest                                                            1,893                      426
                                                                     -----------------   ----------------------

     Total accounts payable and accrued expenses                     $          75,882   $               45,431
                                                                     =================   ======================

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on March 16, 1999. At December 31, 2003 and 2002, the Company had net

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   INCOME TAXES (continued)

     operating loss carryforwards ("NOL's") of approximately $134,000 and $64,000, respectively, available to reduce future taxable income, which will expire through 2023. In addition, at December 31, 2003, the Company had certain temporary differences totaling approximately $238,800, which will be available to offset future income.

     In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

                                                                       DECEMBER 31,             DECEMBER 31,
                                                                           2003                     2002
                                                                 -----------------------   ----------------------
     Deferred tax assets:
     Expenses not currently deductible - start up cost           $               94,400     $             94,400
     Net operating loss carryforwards                                            53,562                    6,000
                                                                 ----------------------    ----------------------

     Total deferred tax assets                                                  147,962                  100,400
     Valuation allowance                                                       (147,962)                (100,400)
                                                                 ----------------------    ----------------------

     Deferred tax asset, net                                     $                    0     $                  0
                                                                 ======================    ======================

     For the years ended December 31, 2003 and December 31, 2002 valuation allowances have been provided, as realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for the years ended December 31, 2003 and 2002 and the period March 16, 1999 (date of inception) through December 31, 2003 principally due to the following:

     U.S. statutory tax rate                              34.0 %
     State and local taxes                                 5.5
     Valuation allowance                                 (39.5)
                                                     ----------

     Effective rate                                        0.0 %
                                                     ==========

6.   NOTES PAYABLE

     As of December 31, 2003 and December 31, 2002, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $25,164 and $0, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   STOCK OPTIONS

     On June 30, 2000, the Company purchased an 80% interest of Wisedriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options were granted to Joshua Berger, the president of Wisedriver.Com, LLC. The contractual life of the options is determined on certain conditions and will become exercisable when these conditions are met. The initial 150,000 shares shall vest upon the launching of Wisedriver.com's Website.

     An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee's employment agreement with the Company. As of December 31, 2003, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger's stock option agreement.

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

     On July 25, 2002, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933, which authorized the issuance of 6,000,000 shares of common stock at $0.025 per shares. In addition to this offering, 39 unaffiliated investors from the July 17, 2000 offering, offerred to sell 918,333 shares of common stock, thus making these shares unrestricted shares when sold. That offering is now closed.

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through December 31, 2003 aggregated to $388,362. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

     On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, for operation and administrative expenses. Atlas Group is owned by Michael D. Farkas. For the years ended December 31, 2003 and 2002, the expense incurred to this related party amounted to $14,000 and $24,000, respectively.

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


Item 8A.  Controls and Procedures
---------------------------------

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of September 20, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


                                   With Company
Name                  Age          Since           Director/Position
--------------------------------------------------------------------------------------
Joshua Berger         32          June 13, 2000    President, CEO, CFO and Chairman of the Board

JOSHUA BERGER has been our Chairman of the Board and President since June 13, 2000. From May 18, 1998 to June 13, 2000 Mr. Berger was a private attorney in NYC focusing on Traffic court and Immigration law. From February until June 13, 2000, Mr. Berger split his time between his own private office and the offices of Cyrus B. Adler in NYC. Mr. Berger was admitted to the NY State Bar Association in May 1998. Mr. Berger resigned from the NY State Bar Association in 2003. From August 1993 until June of 1997, Mr. Berger attended New York Law School.

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

Item 10. Executive Compensation
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2003, to executive officers who were serving as of the fiscal year ending December 31,2003, whose salary and bonus during fiscal year ending December 31, 2003 exceeded $100,000. In 2003, no officer received compensation in excess of $100,000.


                                     III-1

Summary Compensation Table

                                     ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                                                                RESTRICTED        SECURITIES
NAME AND PRINCIPAL   FISCAL               OTHER     ANNUAL          STOCK       UNDERLYING           OPTIONS     ALL OTHER
POSITION               YEAR              SALARY      BONUS   COMPENSATION       AWARDS        (NO. OF SHARES)  COMPENSATION
--------               ----              ------     -----    ------------       ------        ---------------  ------------
Joshua Berger          2003       $      3,846           0              0          0                 0            $0
President


Employment Agreements. No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth as of September 30, 2004, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


NAME AND ADDRESS OF            AMOUNT AND NATURE OF      PERCENT OF
BENEFICIAL OWNER (1)           BENEFICIAL OWNERSHIP      OUTSTANDING
SHARES
--------------------           --------------------      ------------------
5% STOCKHOLDERS

Michael D. Farkas (2)                   6,500,000                81.09%
294 South Coconut Lane
Miami Beach, FL 33139

Joshua Berger                             450,000                 5.61%
2294 Norstrand Avenue
Brooklyn, NY 11210

DIRECTORS AND NAMED EXECUTIVE
OFFICERS

Joshua Berger                             450,000                 5.61%
2294 Norstrand Avenue
Brooklyn, NY 11210

All directors and executive               450,000                 5.61%
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

                                     III-2

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

We currently use office space at 1691 Michigan Avenue, Suite 425, Miami Beach, Florida 33139. The primary tenant is The Atlas Group of Companies, LLC., a related party, owned by Michael Farkas.

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

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC ("Atlas Group"), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the year ended December 31, 2003, the expense incurred to this related party amounted to $14,000.

As of October 12, 2004, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $76,854.57. Atlas Equity's sole shareholder, Michael D. Farkas is our principal shareholder.

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

                                     III-3

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

     3(i) Certificate of Incorporation, as amended (1)

     3.2     Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form SB-2, filed on June 20, 2001 (SEC File No. (333-63460).

(b)  Reports on Form 8-K.

     None

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees

For the Company's fiscal year ended December 31, 2003 and December 31, 2002, we were billed $13,662 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

The Company did not incur any fees related to professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     III-4

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

Dated: October 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                            Date
----                       -----                            ----

/s/ Joshua Berger          President, Chief Executive       October 12, 2004
--------------------       Officer and Chief Financial
    Joshua Berger          Officer



                                     III-5