Form 10QSB
period 2004-03-31
WISEDRIVER COM INC
filed 2004-10-14
CIK 1142729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2004.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH MARCH 31, 2004

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                Page(s)



Consolidated balance sheets                                        1

Consolidated statements of operations                              2

Consolidated statements of cash flows                             3-4

Notes to consolidated financial statements                         5


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                     (Unaudited)
                                                                                     MARCH 31,              DECEMBER 31,
                                                                                       2004                     2003
                                                                               ---------------------- -----------------------

ASSETS

CURRENT ASSETS:
    Cash                                                                       $                 420   $                 168
    Other receivables                                                                             50                      50
                                                                                 --------------------    --------------------

        Total current assets                                                                     470                     218

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                                        7,200                   8,280
                                                                               ---------------------- -----------------------

    TOTAL ASSETS                                                               $               7,670   $               8,498
                                                                               ====================== =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                      $              84,515   $              75,882
    Other liabilites                                                                             782                       0
    Notes payable - related party                                                             26,672                  25,733
                                                                               ---------------------- -----------------------

        Total current liabilities                                                            111,969                 101,615
                                                                               ---------------------- -----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized; 13,918,300 shares issued
       and outstanding as of March 31, 2004 and December 31, 2003                              1,392                   1,392
    Additional paid-in capital                                                               293,853                 293,853
    Deficit accumulated during the development stage                                        (399,544)               (388,362)
                                                                               ---------------------- -----------------------

     Total stockholders' deficit                                                            (104,299)                (93,117)
                                                                               ---------------------- -----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $               7,670   $               8,498
                                                                               ====================== =======================




                       The accompanying notes are an integral part of these financial statements.
                                                          -1-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                                                                                       (Unaudited)
                                                                     (Unaudited)                      FOR THE PERIOD
                                                                  THREE MONTHS ENDED                   MARCH 16, 1999
                                                                      MARCH 31,                     (DATE OF INCEPTION)
                                                             2004                  2003             TO MARCH 31, 2004
                                                     -------------------   -------------------     --------------------
DEVELOPMENT STAGE REVENUES                           $                0    $                0      $             0
                                                     -------------------   -------------------     --------------------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                                               2,500                 2,500               60,513
    Amortization expense                                          1,080                 1,080               14,400
    Bank charges                                                     48                    45                1,189
    Consulting fees                                               6,000                   699               35,503
    Corporate fees                                                  675                   356                8,181
    Legal fees                                                        0                 1,610               37,041
    Licenses and taxes                                                0                   180                4,877
    Office expenses                                                   0                 6,000               69,905
    On-line services                                                  0                   105                1,190
    Payroll                                                           0                 3,846              131,925
    Payroll tax expense                                             222                   479               13,710
    Postage                                                           0                     0                  384
    Printing                                                          0                     0                  490
    Travel - meals and entertainment                                  0                     0                   86
    Rent                                                              0                     0                1,817
    Website & development fee                                         0                     0               13,400
                                                     -------------------   -------------------     --------------------

TOTAL DEVELOPMENT STAGE EXPENSES                                 10,525                16,900              394,611
                                                     -------------------   -------------------     --------------------

Loss from operations                                            (10,525)              (16,900)            (394,611)
Interest income                                                       0                  (537)                (941)
Interest expense                                                    657                     0                5,874
                                                     -------------------   -------------------     --------------------

NET LOSS                                             $          (11,182)   $          (16,363)     $      (399,544)
                                                     ===================   ===================     ====================

NET LOSS PER COMMON SHARE
    Basic and diluted                                $            (0.00)   $           (0.001)
                                                     ===================   ===================

Weighted-average number of common
shares outstanding                                           13,918,300            13,918,300
                                                     ===================   ===================







                         The accompanying notes are an integral part of these financial statements.
                                                          -2-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   (Unaudited)
                                                                                    (Unaudited)                  FOR THE PERIOD
                                                                                  THREE MONTHS ENDED             MARCH 16, 1999
                                                                                       MARCH 31,               (DATE OF INCEPTION)
                                                                                2004                 2003       TO MARCH 31, 2004
                                                                              ---------           ---------           ---------

OPERATING ACTIVITIES:
    Deficit during the development stage                                      $ (11,182)          $ (16,363)          $(399,544)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                                1,080               1,080              14,400
      Stock issued for consulting services                                            0                   0               7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                                      0                   0                   0
        Decrease (increase) in prepaid expenses                                       0                   0                   0
        (Increase) decrease  in note receivable from related party                    0                 389                 (50)
        Increase (decrease) in other liabilities                                      0                 532                   0
       (Decrease) increase  in accounts payable and accrued expenses              9,415               9,841              85,297
                                                                              ---------           ---------           ---------

             Net cash used in operating activities                                 (687)             (4,521)           (292,402)
                                                                              ---------           ---------           ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                           0                   0             (21,600)
                                                                              ---------           ---------           ---------

             Net cash used in investing activities                                    0                   0             (21,600)
                                                                              ---------           ---------           ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                           0                   0             287,750
     Proceeds of notes payable - related party                                      939                   0              26,672
                                                                              ---------           ---------           ---------

             Net cash provided by financing activities                              939                   0             314,422
                                                                              ---------           ---------           ---------

(Decrease) increase in cash                                                         252              (4,521)                420

Cash, beginning of period                                                           168               4,521                   0
                                                                              ---------           ---------           ---------

Cash, end of period                                                           $     420           $       0           $     420
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







                       The accompanying notes are an integral part of these financial statements.
                                                          -3-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

-------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                                        (Unaudited)
                                                                       (Unaudited)                     FOR THE PERIOD
                                                                    THREE MONTHS ENDED                 MARCH 16, 1999
                                                                         MARCH 31,                   (DATE OF INCEPTION)
                                                                2004                   2003           TO MARCH 31, 2004
                                                            ------------            -----------      ------------------

Supplemental cash flow information:
    Interest paid                                           $          0            $         0           $   3,841
                                                            ============            ===========           =========
    Income taxes paid                                       $          0            $         0           $   3,961
                                                            ============            ===========           =========

Noncash investing and financing activities:
    Shares issued to founder for consulting services        $          0            $         0           $     100
                                                            ============            ===========           =========
    Shares issued in acquisition of 80% of
      Wisedriver.com LLC                                    $          0            $         0           $      45
                                                            ============            ===========           =========
    Shares issued for legal and consulting services         $          0            $         0           $   7,495
                                                            ============            ===========           =========




                The accompanying notes are an integral part of these consolidated financial statements.
                                                         - 4 -

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2004 and December 31, 2003, the statements of operations and cash flows for the three months ended March 31, 2004 and 2003.

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.


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

     The Website and related amortization consisted of the following:

                                          MARCH 31,            DECEMBER 31,
                                            2004                 2003
                                     ------------------  -------------------

     Website                         $          21,600    $          21,600
     Less: Accumulated amortization            (14,400)             (13,320)
                                     ------------------  -------------------

     Total website                   $           7,200    $           8,280
                                     ==================  ===================

     Amortization expense for the three months ended March 31, 2004 and 2003 totaled $1,080 and $1,080, respectively.

3.   NOTES PAYABLE

     As of March 31, 2004 and December 31, 2003, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $26,672 and $25,733, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

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

THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Development stage expenses during the three months ended March 31, 2004 was ($10,525) as compared to development stage expenses during the three months ended March 31, 2003 was ($16,900).

Expenses for the three months ended March 31, 2004 were primarily professional fees such as accounting ($2,500), consulting fees ($6,000) and transfer agent services ($675). These professional fees are related primarily to the Company's regulatory filings.

Expenses for the three months ended March 31, 2003 were primarily salary ($3,847) and office expenses for administrative services by a related party ($6,000). The Company also incurred professional fees such as accounting ($2,500) and legal services ($1,610). These professional are related primarily to the Company's regulatory filings.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($399,544). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,905) and professional fees such as accounting ($60,513) and legal services ($37,041). The professional fees were related to the Company's annual and quarterly filings.

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

For the three months ended March 31, 2004 and 2003, we had a net loss of $11,182 and $16,363, respectively. Our accumulated deficit since the date of inception is $399,544. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

        No reports on Form 8-K were filed for this quarter of 2004.





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