Form 10QSB
period 2004-06-30
WISEDRIVER COM INC
filed 2004-10-14
CIK 1142729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2004.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH JUNE 30, 2004

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                 Page(s)



Consolidated balance sheets                                         1

Consolidated statements of operations                               2

Consolidated statements of changes in stockholders' deficit         3

Consolidated statements of cash flows                              4-5

Notes to consolidated financial statements                          6



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                     (Unaudited)
                                                                                     JUNE 30,               DECEMBER 31,
                                                                                       2004                     2003
                                                                               ---------------------- -----------------------

ASSETS

CURRENT ASSETS:
    Cash                                                                       $               4,825   $                 168
    Other receivables - related party                                                             50                      50
                                                                               ---------------------- -----------------------

        Total current assets                                                                   4,875                     218

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                                        6,120                   8,280
                                                                               ---------------------- -----------------------

    TOTAL ASSETS                                                               $              10,995   $               8,498
                                                                               ====================== =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                      $              81,828   $              75,882
    Other liabilities                                                                            782                       0
    Notes payable - related party                                                             49,056                  25,733
                                                                               ---------------------- -----------------------

        Total current liabilities                                                            131,666                 101,615
                                                                               ---------------------- -----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized; 13,918,300 shares issued
       and outstanding as of June 30, 2004 and December 31, 2003                               1,392                   1,392
    Additional paid-in capital                                                               293,853                 293,853
    Deficit accumulated during the development stage                                        (415,916)               (388,362)
                                                                               ---------------------- -----------------------

     Total stockholders' deficit                                                            (120,671)                (93,117)
                                                                               ---------------------- -----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $              10,995   $               8,498
                                                                               ====================== =======================





                             The accompanying notes are an integral part of these financial statements.
                                                              -1-


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                                 (Unaudited)
                                                  (Unaudited)                        (Unaudited)               FOR THE PERIOD
                                                SIX MONTHS ENDED                   THREE MONTHS ENDED           MARCH 16, 1999
                                                    JUNE 30,                            JUNE 30,            (DATE OF INCEPTION) TO
                                             2004              2003              2004              2003         JUNE 30, 2004
                                         ------------      ------------      ------------      ------------      ------------
DEVELOPMENT STAGE REVENUES               $          0      $          0      $          0      $          0      $          0
                                         ------------      ------------      ------------      ------------      ------------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                             5,611             5,250             3,113             2,750            63,626
    Amortization expense                        2,160             2,160             1,080             1,080            15,480
    Bank charges                                   96               160                48               115             1,237
    Consulting fees                            17,000             2,824            11,000             2,125            46,503
    Corporate fees                                900               936               225               581             8,406
    Legal fees                                      0             3,769                 0             2,156            37,041
    Licenses and taxes                              0               298                 0                 0             4,877
    Office expenses                                 0            12,000                 0             6,000            69,905
    On-line services                                0               245                 0               140             1,190
    Payroll                                         0            25,481                 0            21,635           131,925
    Payroll tax expense                            44             2,362              (178)            2,001            13,532
    Postage                                         0                 0                 0                 0               384
    Printing                                        0                 0                 0                 0               490
    Travel - meals and entertainment                0                 0                 0                 0                85
    Rent                                            0                 0                 0                 0             1,817
    Website & development fee                       0                 0                 0                 0            13,400
                                         ------------      ------------      ------------      ------------      ------------

TOTAL DEVELOPMENT STAGE EXPENSES               25,811            55,485            15,288            38,583           409,898
                                         ------------      ------------      ------------      ------------      ------------

Loss from operations                          (25,811)          (55,485)          (15,288)          (38,583)         (409,898)
Interest income                                     0              (727)                0              (189)             (941)
Interest expense                                1,743                32             1,085                32             6,959
                                         ------------      ------------      ------------      ------------      ------------

NET LOSS                                 $    (27,554)     $    (54,790)     $    (16,373)     $    (38,426)     $   (415,916)
                                         ============      ============      ============      ============      ============

NET LOSS PER COMMON SHARE
    Basic and diluted                    $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                         ============      ============      ============      ============

Weighted-average number of common
shares outstanding                         13,918,300        13,918,300        13,918,300        13,918,300
                                         ============      ============      ============      ============




                               The accompanying notes are an integral part of these financial statements.
                                                                    -2-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

                                                                                                            (Unaudited)
                                                                                  (Unaudited)             FOR THE PERIOD
                                                                                SIX MONTHS ENDED           MARCH 16, 1999
                                                                                    JUNE 30,            (DATE OF INCEPTION)
                                                                             2004             2003       TO JUNE 30, 2004
                                                                           ---------        ---------    ----------------

OPERATING ACTIVITIES:
    Deficit during the development stage                                   $ (27,554)       $ (54,790)       $(415,916)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                             2,160            2,160           15,480
      Stock issued for consulting services                                         0                0            7,495
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                                   0                0                0
        Decrease (increase) in prepaid expenses                                    0                0                0
        (Increase) decrease  in note receivable from related party                 0           22,000              (50)
        Increase (decrease) in other liabilities                                   0           (1,263)               0
       (Decrease) increase  in accounts payable and accrued expenses           6,729           21,422           82,610
                                                                           ---------        ---------        ---------

             Net cash used in operating activities                           (18,665)         (10,471)        (310,381)
                                                                           ---------        ---------        ---------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                        0                0          (21,600)
                                                                           ---------        ---------        ---------

             Net cash used in investing activities                                 0                0          (21,600)
                                                                           ---------        ---------        ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                        0                0          287,750
     Proceeds of notes payable - related party                                23,322            5,950           49,056
                                                                           ---------        ---------        ---------

             Net cash provided by financing activities                        23,322            5,950          336,806
                                                                           ---------        ---------        ---------

(Decrease) increase in cash                                                    4,657           (4,521)           4,825

Cash, beginning of period                                                        168            4,521                0
                                                                           =========        =========        =========

Cash, end of period                                                        $   4,825        $       0        $   4,825
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





                             The accompanying notes are an integral part of these financial statements.
                                                                  -4-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

-------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                                                                                        (Unaudited)
                                                                         (Unaudited)                   FOR THE PERIOD
                                                                      SIX MONTHS ENDED                 MARCH 16, 1999
                                                                          JUNE 30,                   (DATE OF INCEPTION)
                                                                2004                   2003            TO JUNE 30, 2004
                                                            ------------            -----------           ---------

Supplemental cash flow information:
    Interest paid                                           $          0            $         0           $   3,841
                                                            ============            ===========           =========
    Income taxes paid                                       $          0            $         0           $   3,961
                                                            ============            ===========           =========

Noncash investing and financing activities:
    Shares issued to founder for consulting services        $          0            $         0           $     100
                                                            ============            ===========           =========
    Shares issued in acquisition of 80% of
      Wisedriver.com LLC                                    $          0            $         0           $      45
                                                            ============            ===========           =========
    Shares issued for legal and consulting services         $          0            $         0           $   7,495
                                                            ============            ===========           =========







                    The accompanying notes are an integral part of these consolidated financial statements.
                                                                - 5 -




WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company's financial position as of June 30, 2004 and December 31, 2003, the statements of operations and cash flows for the six and three months ended June 30, 2004 and 2003 and the statements of cash flows for the six months ended June 30, 2004 and 2003.

     The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.


2.   INTANGIBLE ASSET - WEBSITE

     Website costs have been capitalized pursuant to EITF 00-2. The Website is being amortized on the straight-line basis over a period of 60 months. The planning and maintenance costs associated with the Website have been expensed as incurred. The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment if any is made based on estimates of undiscounted future cash flows. There have been no asset impairments from inception (March 16, 1999).

     The Website and related amortization consisted of the following:


                                                JUNE 30,             DECEMBER 31,
                                                  2004                 2003
                                           ------------------  -------------------
     Website                               $          21,600    $          21,600
     Less: Accumulated amortization                  (15,480)             (13,320)
                                           ------------------  -------------------

     Total website                         $           6,120    $           8,280
                                           ==================  ===================


     Amortization expense for the six months ended June 30, 2004 and 2003 totaled $2,160 and $2,160, respectively.

3.   NOTES PAYABLE

     As of June 30, 2004 and December 31, 2003, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $49,056 and $25,734, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

Item 2.  Management's Discussion and Analysis

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Wisedriver.Com, Inc. is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Development stage losses during the six months ended June 30, 2004 was ($27,554) as compared to development stage loss during the six months ended June 30, 2003 was ($54,790).

Expenses for the six months ended June 30, 2004 were primarily professional fees such as accounting ($5,611), consulting ($17,000) and corporate fees ($900). These professional fees are related primarily to the Company's regulatory filings.

Expenses for the six months ended June 30, 2003 were primarily salary ($25,481) and office expenses for administrative services by a related party ($12,000). The Company also incurred professional fees such as accounting ($5,250) and legal services ($3,769). These professional fees are related primarily to the Company's regulatory filings.

THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Development stage losses during the three months ended June 30, 2004 was ($16,373) as compared to development stage loss during the three months ended June 30, 2003 was ($38,426).

Expenses for the three months ended June 30, 2004 were primarily professional fees such as accounting ($3,113), consulting ($11,000) and corporate fees ($225). These professional fees are related primarily to the Company's regulatory filings.

Expenses for the three months ended June 30, 2003 were primarily salary ($21,635) and office expenses for administrative services by a related party ($6,000). The Company also incurred professional fees such as accounting ($2,750) and legal services ($2,156). These professional fees are related primarily to the Company's regulatory filings.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($415,916). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,905) and professional fees such as accounting ($63,626), consulting ($46,503) and legal services ($37,041). The professional fees were related to the Company's annual and quarterly filings.

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

For the six months ended June 30, 2004 and 2003, we had a net loss of $27,544 and $54,790, respectively. Our accumulated deficit since the date of inception is $415,916. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.


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