Form 10QSB
period 2004-09-30
WISEDRIVER COM INC
filed 2004-11-15
CIK 1142729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2004.

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

                          Yes         No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 15, 2004 the Company had 13,918,300 shares of common stock outstanding, $0.0001 par value.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2004

WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS
---------------------------------------------------------------------------


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


WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------

                                                                                   (Unaudited)
                                                                                   SEPTEMBER 30,            DECEMBER 31,
                                                                                       2004                     2003
                                                                               ---------------------- -----------------------
ASSETS

CURRENT ASSETS:
    Cash                                                                       $                 500   $                 168
    Other receivables - related party                                                             50                      50
                                                                               ---------------------- -----------------------

        Total current assets                                                                     550                     218

WEBSITE-NET OF ACCUMULATED AMORTIZATION                                                        5,040                   8,280
                                                                               ---------------------- -----------------------

    TOTAL ASSETS                                                               $               5,590   $               8,498
                                                                               ====================== =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                      $              82,728   $              75,882
    Other liabilites                                                                             782                       0
    Notes payable - related party                                                             72,602                  25,733
                                                                               ---------------------- -----------------------

        Total current liabilities                                                            156,112                 101,615
                                                                               ---------------------- -----------------------

STOCKHOLDERS' DEFICIT:

    Common stock, par value $.0001 per share;
       250,000,000 shares authorized; 13,918,300 shares issued
       and outstanding as of September 30, 2004 and December 31, 2003                          1,392                   1,392
    Additional paid-in capital                                                               293,853                 293,853
    Deficit accumulated during the development stage                                        (445,767)               (388,362)
                                                                               ---------------------- -----------------------

     Total stockholders' deficit                                                            (150,522)                (93,117)
                                                                               ---------------------- -----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $               5,590   $               8,498
                                                                               ====================== =======================



                              The accompanying notes are an integral part of these financial statements.
                                                                -1-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

                                                                                                                    (Unaudited)
                                                    (Unaudited)                           (Unaudited)              FOR THE PERIOD
                                                 NINE MONTHS ENDED                    THREE MONTHS ENDED           MARCH 16, 1999
                                                    SEPTMBER 30,                         SEPTMBER 30,         (DATE OF INCEPTION) TO
                                              2004               2003               2004               2003       SEPTEMBER 30, 2004
                                          ------------       ------------       ------------       ------------       ------------
DEVELOPMENT STAGE REVENUES                $          0       $          0       $          0       $          0       $          0
                                          ------------       ------------       ------------       ------------       ------------

DEVELOPMENT STAGE EXPENSES
    Accounting fees                             16,906              9,550             11,294              4,300             74,919
    Amortization expense                         3,240              3,240              1,080              1,080             16,560
    Bank charges                                   158                238                 62                 78              1,299
    Consulting fees                             32,069             10,008             15,069              7,184             61,572
    Corporate fees                               1,248              1,869                348                815              8,754
    Legal fees                                       0              5,699                  0              1,930             37,041
    Licenses and taxes                           1,220                915              1,220                735              6,096
    Office expenses                                 28             14,000                 28              2,000             69,933
    On-line services                                 0                245                  0                  0              1,190
    Payroll                                          0             25,481                  0                  0            131,925
    Payroll tax expense                             44              2,362                  0             13,532
    Postage                                          0                  0                  0                  0                384
    Printing                                         0                  0                  0                  0                490
    Travel - meals and entertainment                 0                  0                  0                  0                 86
    Rent                                             0                  0                  0                  0              1,817
    Website & development fee                        0                  0                  0                  0             13,400
                                          ------------       ------------       ------------       ------------       ------------

TOTAL DEVELOPMENT STAGE EXPENSES                54,913             73,607             29,101             18,122            438,998
                                          ------------       ------------       ------------       ------------       ------------

Loss from operations                           (54,913)           (73,607)           (29,101)           (18,122)          (438,998)
Interest income                                      0               (727)                 0                  0               (941)
Interest expense                                 2,492                503                750                471              7,710
                                          ------------       ------------       ------------       ------------       ------------

NET LOSS                                  $    (57,405)      $    (73,383)      $    (29,851)      $    (18,593)      $   (445,767)
                                          ============       ============       ============       ============       ============

NET LOSS PER COMMON SHARE
    Basic and diluted                     $      (0.00)      $      (0.01)      $      (0.00)      $      (0.00)
                                          ============       ============       ============       ============

Weighted-average number of common
shares outstanding                          13,918,300         13,918,300         13,918,300         13,918,300
                                          ============       ============       ============       ============



                                 The accompanying notes are an integral part of these financial statements.
                                                                     -2-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------


                                                                                                                  (UNAUDITED)
                                                                             (UNAUDITED)                        FOR THE PERIOD
                                                                           NINE MONTHS ENDED                    MARCH 16, 1999
                                                                              SEPTEMBER 30,                   (DATE OF INCEPTION)
                                                                          2004              2003             TO SEPTEMBER 30, 2004
                                                                   -----------------  -----------------       --------------------
OPERATING ACTIVITIES:
    Deficit during the development stage                           $        (57,405)  $        (73,383)       $    (445,767)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization                                                            3,240              3,240               16,560
      Stock issued for consulting services                                        0                  0                7,495
      Changes in assets and liabilities:
        (Increase) decrease  in note receivable from related party                0             22,000                  (50)
        Increase (decrease) in other liabilities                                  0             (1,263)                   0
       (Decrease) increase  in accounts payable and accrued expenses          8,324             19,637               84,206
                                                                   -----------------  -----------------       --------------------

             Net cash used in operating activities                          (45,841)           (29,769)            (337,556)
                                                                   -----------------  -----------------       --------------------

INVESTING ACTIVITIES:
     Increase in intangible asset - website                                       0                  0              (21,600)
                                                                   -----------------  -----------------       --------------------

             Net cash used in investing activities                                0                  0              (21,600)
                                                                   -----------------  -----------------       --------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                       0                  0              287,750
     Proceeds of notes payable - related party                               46,173             25,464               71,906
                                                                   -----------------  -----------------       --------------------

             Net cash provided by financing activities                       46,173             25,464              359,656
                                                                   -----------------  -----------------       --------------------

Increase (decrease) in cash                                                     332             (4,305)                 500

Cash, beginning of period                                                       168              4,521                    0
                                                                   -----------------  -----------------       --------------------

Cash, end of period                                                $            500   $            216        $         500
                                                                   =================  =================       ====================




                                  The accompanying notes are an integral part of these financial statements.
                                                                      -3-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

---------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                                                                                         (UNAUDITED)
                                                                        (UNAUDITED)                     FOR THE PERIOD
                                                                     NINE MONTHS ENDED                  MARCH 16, 1999
                                                                        SEPTEMBER 30,                (DATE OF INCEPTION)
                                                                2004                    2003          SEPTEMBER 30, 2004

Supplemental cash flow information:
    Interest paid                                           $          0            $         0           $   3,841
                                                            ============            ===========           =========
    Income taxes paid                                       $          0            $         0           $   3,961
                                                            ============            ===========           =========

Noncash investing and financing activities:
    Shares issued to founder for consulting services        $          0            $         0           $     100
                                                            ============            ===========           =========
    Shares issued in acquisition of 80% of
      Wisedriver.com LLC                                    $          0            $         0           $      45
                                                            ============            ===========           =========
    Shares issued for legal and consulting services         $          0            $         0           $   7,495
                                                            ============            ===========           =========






                                 The accompanying notes are an integral part of these financial statements.
                                                                      -4-



WISEDRIVER.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
================================================================================

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company's financial position as of September 30, 2004 and December 31, 2003, the statements of operations for the nine and three months ended September 30, 2004 and 2003 and the period March 16, 1999 (date of inception) to September 30, 2004 and the statements of cash flows for the nine months ended September 30, 2004 and 2003 and the period March 16, 1999 (date of inception) to September 30, 2004.

     The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

     The Website and related amortization consisted of the following:

                                              SEPTEMBER 30,            DECEMBER 31,
                                                   2004                    2003
                                       --------------------------  -------------------
     Website                            $                 21,600    $          21,600
     Less: Accumulated amortization                      (16,560)             (13,320)
                                       --------------------------  -------------------

     Total website                      $                  5,040    $           8,280
                                       ==========================  ===================

     Amortization expense for the nine months ended September 30, 2004 and 2003 totaled $3,240 and $3,240, respectively.

3.   NOTES PAYABLE

     As of September 30, 2004 and December 31, 2003, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $71,906 and $25,164, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum and are included as part of notes payable- related party on the balance sheet.

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
Development stage losses during the nine months ended September 30, 2004 was ($57,405) as compared to development stage loss during the nine months ended September 30, 2003 was ($73,383).

Expenses for the nine months ended September 30, 2004 were primarily professional fees such as accounting ($16,906), consulting ($32,069) and corporate fees ($1,248). These professional fees are related primarily to the Company's regulatory filings.

Expenses for the nine months ended September 30, 2003 were primarily salary ($25,481) and office expenses for administrative services by a related party ($14,000). The Company also incurred professional fees such as accounting ($9,550) and legal services ($5,699). These professional fees are related primarily to the Company's regulatory filings.

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Development stage losses during the three months ended September 30, 2004 was ($29,851) as compared to development stage loss during the three months ended September 30, 2003 was ($18,593).

Expenses for the three months ended September 30, 2004 were primarily professional fees such as accounting ($11,294), consulting ($15,069) and corporate fees ($348). These professional fees are related primarily to the Company's regulatory filings.

Expenses for the three months ended September 30, 2003 were primarily office expenses for administrative services by a related party ($2,000). The Company also incurred professional fees such as accounting ($4,300), consulting ($7,184) and legal services ($1,930). These professional fees are related primarily to the Company's regulatory filings.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($445,767). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,933) and professional fees such as accounting ($74,919), consulting ($61,572) and legal services ($37,041). The professional fees were related to the Company's annual and quarterly filings.

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

For the nine months ended September 30, 2004 and 2003, we had a net loss of $57,405 and $73,607, respectively. Our accumulated deficit since the date of inception is $445,767. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.



                                         WISEDRIVER.COM, INC.

                                         By: /s/ Joshua Berger
                                         -------------------------
                                                 Joshua Berger
                                                 President