Form 10KSB
period 2004-12-31
WISEDRIVER COM INC
filed 2005-04-15
CIK 1142729

                SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For Fiscal Year Ended December 31, 2004

☐                TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES EXCHANGE ACT

         OF 1934

For the transition period from                to

Commission File number 333-63460

WISEDRIVER.COM, INC.

(Name of small business issuer in its charter)

Delaware	65-0908171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1691 Michigan Avenue, Suite 425, Miami Beach, Florida 33139

(Address of principal executive offices) (Zip Code)

(305) 538-7840

(Registrant’s telephone number, including area code)

405 Lexington Avenue, 47th Floor, New York, NY 10174

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock,	$0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Revenues for year ended December 31, 2004: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2004, was: $O

Number of shares of the registrant’s common stock outstanding as of April 14, 2005 was: 13,918,300

Transfer Agent as of April 14, 2005:	Corporate Stock Transfer & Trust Co. 3200 Cherry Creek Drive Denver, Colorado 80209

PART I

Item 1.	Description of Business

Business Development. We were incorporated in the State of Delaware as Shell Corporations.com on March 26, 1999 and changed our name on April 13, 2000 toAtlas Ventures XV. On June 14, 2000, we changed our name once again toWiseDriver.com, Inc. to better reflect our new direction and emphasis as a provider of comprehensive information and services related to driving and automobile ownership. From our inception through June 30, 2000, we did not engage in any business activities. In an Interest Purchase and Exchange Agreement dated as of June 30, 2000, we purchased from Joshua Berger, our current Chairman and President, an 80% interest in WiseDriver, LLC, a New York Limited Liability Company in consideration for 450,000 shares of common stock ofWiseDriver.com. As a result of the transaction, WiseDriver, LLC became a subsidiary of WiseDriver.com, Inc. The other 20% of WiseDriver, LLC is owned by Mr. Berger.

We have not been involved in any bankruptcy, receivership or similar proceeding.

We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer. We are a development-stage company, which has designed and developed a beta test version Internet web site at URL www.wisedriver.com intended to provide automobile drivers with comprehensive information and services related to driving and automobile ownership. Our site’s primary focus was to educate our users on how to avoid traffic violations, and in instances where a ticket has been issued, to inform the user about techniques for contesting the alleged infractions. It was our intention to be an informational site.

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

We may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop anew product or service, or for other corporate purposes.

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

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support he perceived benefits of a business combination for the owners of a target company.

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

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

On April 14, 2005, there were 66 shareholders of record of the Company’s common stock. The Company’s common stock is currently not available for trading on any nationally recognized exchange.

Dividends

The Company intends to retain future earnings to support the Company’s growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company’s earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

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

YEARS ENDED DECEMBER 31, 2004 AND 2003

Development stage losses during the year ended December 31, 2004 were $85,279 compared to $85,593 for the year ended December 31, 2003.

Expenses during the year ended December 31, 2004 the Company incurred various professional fees such as accounting ($18,806), legal services ($3,595), and consulting fees (45,745). These professional fees were for audit fees, quarterly regulatory filings, and operations.

Expenses during the year ended December 31, 2003 were primarily salary ($25,481) and office expenses for administrative services by a related party ($14,000). The Company also incurred professional fees such as accounting ($12,800) and legal services ($5,794). These professional fees were for audit fees and quarterly regulatory filings.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to ($473,641). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,933) and professional fees such as accounting ($76,819) and legal services ($40,636). The professional fees were related to the Company’s annual and quarterly filings.

Liquidity and Capital Resources

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from a loan from Michael Farkas, the Company’s founder. A significant portion of the funds raised from loans from related and third parties have been used to cover working capital needs.

For the years ended December 31, 2004 and 2003, we incurred a net loss of $85,279 and $85,593, respectively. Our accumulated deficit since the date of inception is $473,641. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

The financial statements of the Company, together with the report of auditors, are as follows:

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003

AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)

THROUGH DECEMBER 31, 2004

Page(s)

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND FOR THE YEARS

ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD

MARCH 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004

Consolidated balance sheets	2

Consolidated statements of operations	3

Consolidated statements of changes in stockholders’ deficit	4

Consolidated statements of cash flows	5-6

Notes to consolidated financial statements	7-12

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Wisedriver.com, Inc & subsidiary

(A Development Stage Company)

Miami, Florida

We have audited the accompanying balance sheet of Wisedriver.com, Inc. & subsidiary (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, change in stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Wisedriver.com, Inc. & subsidiary as of December 31, 2004 and 2003, and the result of its operation and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP

N. White Plains, NY

March 15, 2005

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

COMMON STOCK		ADDITIONAL	DEFICIT ACCUMULATED DURING THE	
	SHARES	AMOUNT	PAID-IN CAPITAL	DEVELOPMENT STAGE	TOTAL
Balance, March 16, 1999 (date of inception)	0	$ 0	$ 0	$ 0	$ 0
Restricted common stock issued to related parties for consulting fees	1,000	0	0	0	0
Loss for the period March 16, 1999 (inception) through December 31, 1999	0	0	0	(3,926)	(3,926)
Balance, December 31, 1999	1,000	0	0	(3,926)	(3,926)
Forward stock split 6,500 to 1	6,499,000	650	(650)	0	0
Restricted common stock issued for consulting services	49,967	5	7,490	0	7,495
Restricted common stock issued to acquire Wisedriver.com LLC	450,000	45	(45)	0	0
Loss for the year ended December 31, 2000	0	0	0	(85,618)	(85,618)
Common stock issued to third parties in private offering	918,333	92	137,658	0	0
Balance, December 31, 2000	7,918,300	792	144,453	(89,544)	55,701
Loss for the year ended December 31, 2001	0	0	0	(127,671)	(127,671)
Balance, December 31, 2001	7,918,300	792	144,453	(217,215)	(71,970)
Common stock issued to third parties in private offering	6,000,000	600	149,400	0	150,000
Loss for the year ended December 30, 2002	0	0	0	(85,554)	(85,554)
Balance, December 31, 2002	13,918,300	1,392	293,853	(302,769)	(7,524)
Loss for the year ended December 30, 2003	0	0	0	(85,593)	(85,593)
Balance, December 31, 2003	13,918,300	1,392	293,853	(388,362)	(93,117)
Loss for the year ended December 30, 2004	0	0	0	(85,279)	(85,279)
Balance, December 31, 2004	13,918,300	$ 1,392	$ 293,853	$ (473,641)	$ (178,396)

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004	YEARS ENDED DECEMBER 31, 2003	FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004
OPERATING ACTIVITIES:			
Loss during the development stage	$ (85,279)	$ (85,593)	(473,641)
Adjustments to reconcile net loss to net cash used in operating activities:			
Amortization	4,320	4,320	17,640
Stock issued for consulting services	0	0	7,495
Impairment of website development costs	3,960	0	3,960
Changes in assets and liabilities:			
(Increase) decrease in other receivables	0	0	(50)
(Increase) decrease in note receivable from related party	0	22,000	0
Increase (decrease) in other liabilities	0	(1,264)	0
(Decrease) increase in accounts payable and accrued expenses	1,306	30,451	77,188
Net cash used in operating activities	(75,693)	(30,086)	(367,408)
INVESTING ACTIVITIES:			
Increase in intangible asset - website	0	0	(21,600)
Net cash used in investing activities	0	0	(21,600)
FINANCING ACTIVITIES:			
Proceeds from issuance of common stock	0	0	287,750
Proceeds of notes payable - related party	76,373	25,733	102,106
Net cash provided by financing activities	76,373	25,733	389,856
(Decrease) increase in cash	680	(4,353)	848
Cash, beginning of period	168	4,521	0
Cash, end of period	$ 848	$ 168	848

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	YEARS ENDED DECEMBER 31, 2004	FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION) TO
	2004	2003	DECEMBER 31, 2004
Supplemental cash flow information:
Interest paid	$ 0	$ 0	$ 3,841
Income taxes paid	$ 0	$ 0	$ 3,961

Noncash investing and financing activities:
Shares issued to founder for consulting services	$ 0	$ 0	$ 100
Shares issued in acquisition of 80% of Wisedriver.com LLC
	$ 0	$ 0	$ 45
Shares issued for legal and consulting services	$ 0	$ 0	$ 7,495

The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

WiseDriver.com, Inc., initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999, changed its name on April 13, 2000 to Atlas Ventures XV and on June 14, 2000, changed its name to WiseDriver.com, Inc. (“Wisedriver”). Wisedriver’s primary objective was to design and develop an internet web site to provide the user with information relating to traffic violations and intended to grow through internal development, strategic alliances and acquisitions of existing business. On June 30, 2000, Wisedriver purchased an 80% interest in WiseDriver, LLC, which is a New York Limited Liability Company. Wisedriver; LLC was formed in the state of New York on March 8, 2000. The Company currently has no business operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the financial statements have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the year.

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

Website costs have been capitalized pursuant to EITF 00-2. The Website is being amortized on the straight-line basis over a period of 60 months. The planning and maintenance costs associated with the Website have been expensed as incurred. The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of undiscounted future cash flows. In 2004, the Company ceased the use of its website. As a result, the remaining balance has been written off.

The Website and related amortization consisted of the following:

Amortization expense for the years ended December 31, 2004 and December 31, 2003 totaled $4,320 and $4,320, respectively.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

5.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on March 16, 1999. At December 31, 2004, the Company had net operating.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   5. INCOME TAXES (continued)

loss carryforwards (“NOL’s”) of approximately $219,384, available to reduce future taxable income, which will expire principally in 2024. In addition, at December 31, 2004, the Company had certain temporary differences totaling approximately $238,800, which will be available to offset future income.

In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

For the years ended December 31, 2004 and December 31, 2003 valuation allowances have been provided, as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for the years ended December 31, 2004 and 2003 and the period March 16, 1999 (date of inception) through December 31, 2004 principally due to the following:

6.	NOTES PAYABLE

As of December 31, 2004 and December 31, 2003, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $101,806 and $25,164, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCK OPTIONS

On June 30, 2000, the Company purchased an 80% interest of Wisedriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options were granted to the president of Wisedriver.Com, LLC. The contractual life of the options were determined on certain conditions and become exercisable when these conditions are met. The initial 150,000 shares shall vested upon the launching of Wisedriver.com’s Website.

An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee’s employment agreement with the Company. As of December 31, 2004, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger’s stock option agreement.

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

On July 25, 2003, the Company entered into an offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933, which authorized the issuance of 6,000,000 shares of common stock at $0.025 per shares. In addition to this offering, 39 unaffiliated investors from the July 17, 2000 offering are offering to sell 918,333 shares of common stock, thus making these shares unrestricted shares when sold. That offering is now closed.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through December 31, 2004 aggregated to $473,641. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

10. RELATED PARTY TRANSACTIONS

In July 2000, the Company agreed to reimburse Wealthhound, Inc., a related party, $1,500 per month (which was increased to $2,000 per month in December 2000) for operating, administrative and rent expense. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased. For the years ended December 31, 2004 and 2003, the expense incurred to this related party amounted to $0 and $2,000, respectively.

In September 2000, the Company engaged eNvitro.com, Inc., a related party, to develop and design the website. The Company paid a total of $35,000 to eNvitro.com, Inc. in connection with these services

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the years ended December 31, 2004 and 2003, the expense incurred to this related party amounted to $0 and $14,000, respectively.

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

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is: (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee; (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the UNITED STATES (“GAAP”).   GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance

With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of September20, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position

Joshua Berger	33	June 13, 2000	President, CEO, CFO and Chairman of the Board

JOSHUA BERGER has been our Chairman of the Board and President since June 13,2000. From May 18, 1998 to June 13, 2000 Mr. Berger was a private attorney in NYC focusing on Traffic court and Immigration law. From February until June 13,2000, Mr. Berger split his time between his own private office and the offices of Cyrus B. Adler in NYC. Mr. Berger was admitted to the NY State Bar Association in May 1998. Mr. Berger resigned from the NY State Bar Association in 2003. From August 1993 until June of 1997, Mr. Berger attended New York Law School.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of

Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.	Executive Compensation

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2004, to executive officers who were serving as of the fiscal year ending December31, 2004, whose salary and bonus during fiscal year ending December 31, 2004exceeded $100,000. In 2004, no officer received compensation in excess of $100,000.

Summary Compensation Table

ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY	ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

Joshua Berger	2004	$ 0	0	0	0	0	$ 0
President

Employment Agreements. No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 14, 2005, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii)each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS

Michael D. Farkas (2) 294 South Coconut Lane Miami Beach, FL 33139	6,500,000	46.70%

Joshua Berger 2294 Norstrand Avenue Brooklyn, NY 11210	450,000	5.61%

DIRECTORS AND NAMED EXECUTIVE OFFICERS

Joshua Berger 2294 Norstrand Avenue Brooklyn, NY 11210	450,000	5.61%

All directors and executive officers as a group (2 persons)	450,000	5.61%

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

From July 2000 to November 2000, we agreed to reimburse Wealthhound.com, Inc.$1,500 per month (on a month-to-month basis) which increased to $2,000 per month in December 2000, for administrative services and other operating expenses such as secretarial services, copying, office supplies, delivery service, couriers and telephone usage. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound.com, Inc. and is its largest and majority beneficial shareholder.

As of February 1, 2001, this agreement ceased. For the years ended December 31,2001 and 2000, the expense incurred to this related party amounted to $2,000 and $9,500, respectively.

In September 2000, the Company engaged Envitro.Com Inc., a related party, to develop and design the website. The Company paid a total of $35,000 toEnvitro.Com, Inc. in connection with these services. Envitro.com, Inc. is a wholly owned subsidiary of Wealthhound.com, Inc. Michael D. Farkas, our principal shareholder is the principal shareholder of Wealthhound.com, Inc.

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

As of October 12, 2004, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $76,854.57. Atlas Equity’s sole shareholder, Michael D. Farkas is our principal shareholder.

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

Item 13.	Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statement and schedules in

Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)	Certificate of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)

1)	Incorporated by reference to the Registrant’s Form SB-2, filed on June 20, 2001

(SEC File No. (333-63460).

b)	Reports on Form 8-K.

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal year ended December 31, 2004, we were billed $14,281 and $9,944 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2004, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advise and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

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

JOSHUA BERGER

President

Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua Berger Joshua Berger	President, Chief Executive Officer and Chief Financial Officer	April 14, 2005