Form 10QSB
period 2005-03-31
WISEDRIVER COM INC
filed 2005-05-23
CIK 1142729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: As of May 18, 2005 the Company had 13,918,300 shares of common stock outstanding, $0.0001 par value.

WISEDRIVER.COM, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)

THROUGH MARCH 31, 2005

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3-4

Notes to consolidated financial statements	5

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) THREE MONTHS ENDED MARCH 31, 2005	(Unaudited) THREE MONTHS ENDED MARCH 31, 2004	(Unaudited) FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION) TO MARCH 31, 2005
DEVELOPMENT STAGE REVENUES	$ 0	$ 0	$ 0
DEVELOPMENT STAGE EXPENSES			
Accounting fees	2,500	2,500	79,319
Amortization expense	0	1,080	17,640
Bank charges	108	48	1,525
Consulting fees	5,000	6,000	80,248
Corporate fees	575	675	9,629
Legal fees	500	0	41,136
Licenses and taxes	300	0	6,396
Office expenses	0	0	69,933
On-line services	0	0	1,190
Payroll	0	0	131,925
Payroll tax expense	0	222	13,532
Postage	0	0	384
Printing	0	0	490
Travel - meals and entertainment	0	0	86
Rent	0	0	1,817
Impairment of website development cost	0	0	3,960
Website & development fee	0	0	13,400
TOTAL DEVELOPMENT STAGE EXPENSES	8,983	10,525	472,610
Loss from operations	(8,983)	(10,525)	(472,610)
Interest income	0	0	941
Interest expense	(2,699)	(657)	(13,654)
NET LOSS	$ (11,682)	$ (11,182)	$ (485,323)
NET LOSS PER COMMON SHARE			
Basic and diluted	$ (0.00)	$ (0.00)	
Weighted-average number of common shares outstanding	13,918,300	13,918,300

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	THREE ENDED MONTHS MARCH 31,		FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION) TO
	2005	2004	MARCH 31,2005
Supplemental cash flow information:
Interest paid	$0	$0	$3,841
Income taxes paid	$0	$0	$3,961

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$100
Shares issued in acquisition of 80% of
Wisedriver.com LLC	$0	$0	$45
Shares issued for legal and consulting services	$0	$0	$7,495

The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2005 and December 31, 2004 and the statements of operations and cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	NOTES PAYABLE – RELATED PARTY

As of March 31, 2005 and December 31, 2004, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $109,606 and $102,106, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

Item 2. Management’s Discussion and Analysis

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

THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Development stage loss during the three months ended March 31, 2005 was ($11,682) as compared to development stage loss during the three months ended March 31, 2004 was ($11,182).

Expenses for the three months ended March 31, 2005 were primarily consulting fees ($5,000), accounting ($2,500) and legal services ($500). These professional are related primarily to the Company’s regulatory filings.

Expenses for the three months ended March 31, 2004 were primarily consulting fees ($6,000), professional fees such as accounting ($2,500) and transfer agent services ($675). These professional are related primarily to the Company’s regulatory filings.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($485,323). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,933) and professional fees such as consulting ($80,248), accounting ($79,319) and legal services ($41,136). The professional fees were related to the Company’s annual and quarterly filings.

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

For the three months ended March 31, 2005 and 2004, we had a net loss of $11,682 and $11,182, respectively. Our accumulated deficit since the date of inception is $485,323. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

No reports on Form 8-K were filed for this quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2005.

WISEDRIVER.COM, INC.

By: /s/ Joshua Berger
Joshua Berger
President