Form 10QSB
period 2005-09-30
WISEDRIVER COM INC
filed 2005-12-21
CIK 1142729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Yes	No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: As of December 20, 2005 the Company had 13,918,300 shares of common stock outstanding, $0.0001 par value.

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

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)

THROUGH SEPTEMBER 30, 2005

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

Page(s)

Consolidated balance sheets as of September 30, 2005 (unaudited) and December 31, 2004	1

Consolidated statements of operations (unaudited)	2

Consolidated statements of cash flows (unaudited)	3-4

Notes to consolidated unaudited financial statements	5

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2005	2004

ASSETS

CURRENT ASSETS:

Cash	$2,360	$848
Other receivables - related party	50	50

TOTAL ASSETS	$2,410	$898

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$98,891	$77,188
Notes payable - related party	132,406	102,106

Total current liabilities	231,297	179,294

STOCKHOLDERS’ DEFICIT:

Common stock, par value $.0001 per share;
250,000,000 shares authorized; 13,918,300 shares issued
and outstanding as of September 30, 2005 and December 31, 2004	1,392	1,392
Additional paid-in capital	293,853	293,853
Deficit accumulated during the development stage	(524,132)	(473,641)

Total stockholders’ deficit	(228,887)	(178,396)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,410	$898

The accompanying unaudited notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					(Unaudited)
	(Unaudited)		(Unaudited)		FOR THE PERIOD
	NINE MONTHS ENDED		THREE MONTHS ENDED		MARCH 16, 1999
	SEPTEMBER 30,		SEPTEMBER 30,		(DATE OF INCEPTION) TO
	2005	2004	2005	2004	SEPTEMBER 30, 2005
DEVELOPMENT STAGE REVENUES	$0	$0	$0	$0	$0
DEVELOPMENT STAGE EXPENSES
Accounting fees	18,750	16,906	13,750	11,294	95,569
Amortization expense	0	3,240	0	1,080	17,640
Bank charges	318	158	105	62	1,735
Consulting fees	19,765	32,069	7,175	15,069	95,013
Corporate fees	1,068	1,248	230	348	10,122
Legal fees	1,500	0	500	0	42,136
Licenses and taxes	300	1,220	0	1,220	6,396
Office expenses	0	28	0	28	69,933
On-line services	0	0	0	0	1,190
Payroll	0	0	0	0	131,925
Payroll tax expense	0	44	0	0	13,532
Postage	0	0	0	0	384
Printing	0	0	0	0	490
Travel - meals and entertainment	0	0	0	0	86
Rent	0	0	0	0	1,817
Impairment of website	0	0	0	0	3,960
Website & development fee	0	0	0	0	13,400

TOTAL DEVELOPMENT STAGE EXPENSES	41,701	54,913	21,760	29,101	505,328

Loss from operations	(41,701)	(54,913)	(21,760)	(29,101)	(505,328)
Interest income	0	0	0	0	(941)
Interest expense	8,790	2,492	3,145	750	19,745

NET LOSS	$(50,491)	$(57,405)	$(24,905)	$(29,851)	$(524,132)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common
shares outstanding	13,918,300	13,918,300	13,918,300	13,918,300

The accompanying unaudited notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			(Unaudited)
	(Unaudited)		FOR THE PERIOD
	NINE MONTHS ENDED		MARCH 16, 1999
	SEPTEMBER 30,		(INCEPTION) TO
	2005	2004	SEPTEMBER 30, 2005
OPERATING ACTIVITIES:
Deficit during the development stage	$(50,491)	$(57,405)	$(524,132)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	0	3,240	21,600
Stock issued for consulting services	0	0	7,495
Changes in assets and liabilities:
(Increase) decrease in other receivables	0	0	(50)
Decrease (increase) in prepaid expenses	0	0	0
(Increase) decrease in note receivable from related party	0	0	0
Increase (decrease) in other liabilities	0	0	0
(Decrease) increase in accounts payable and accrued expenses	21,703	8,324	98,891

Net cash used in operating activities	(28,788)	(45,841)	(396,196)

INVESTING ACTIVITIES:
Increase in intangible asset - website	0	0	(21,600)

Net cash used in investing activities	0	0	(21,600)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	287,750
Proceeds of notes payable - related party	30,300	46,173	132,406

Net cash provided by financing activities	30,300	46,173	420,156

Increase in cash	1,512	332	2,360

Cash, beginning of period	848	168	0

Cash, end of period	$2,360	$500	$2,360

The accompanying unaudited notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	(Unaudited) NINE ENDED MONTHS SEPTEMBER 30,		(Unaudited) FOR THE PERIOD MARCH 16, 1999 (INCEPTION) TO
	2005	2004	SEPTEMBER 30, 2005

Supplemental cash flow information:
Interest paid	$0	$0	$3,841
Income taxes paid	$0	$0	$3,961

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$100
Shares issued in acquisition of 80% of
Wisedriver.com LLC	$0	$0	$45
Shares issued for legal and consulting services	$0	$0	$7,495

The accompanying unaudited notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of September 30, 2005 and December 31, 2004, the statements of operations for the nine and three months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	NOTES PAYABLE

As of September 30, 2005, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $132,406. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

3.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from March 16, 1999 (date of inception) to September 30, 2005 aggregated $524,132. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Development stage expenses during the nine months ended September 30, 2005 was ($41,701) as compared to development stage expenses during the nine months ended September 30, 2004 was ($54,913).

Expenses for the nine months ended September 30, 2005 were primarily consulting fees ($19,765), accounting ($18,750) and legal services ($500). These professional fees are related primarily to the Company’s regulatory filings

Expenses for the nine months ended September 30, 2004 were primarily professional fees such as consulting fees ($32,069), accounting ($16,906) and corporate fees ($1,248). These professional fees are related primarily to the Company’s regulatory filings.

THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Development stage expenses during the three months ended September 30, 2005 was ($21,760) as compared to development stage expenses during the three months ended September 30, 2004 was ($29,101).

Expenses for the three months ended September 30, 2005 were primarily consulting fees ($7,175), accounting ($13,750) and legal services ($500). These professional fees are related primarily to the Company’s regulatory filings

Expenses for the three months ended September 30, 2004 were primarily professional fees such as consulting fees ($15,069), accounting ($11,294), and corporate fees ($348). These professional fees are related primarily to the Company’s regulatory filings.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($524,132). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,933) and professional fees such as consulting ($95,013), accounting ($95,569) and legal services ($42,136). The professional fees were related to the Company’s annual and quarterly filings.

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

For the nine months ended September 30, 2005 and 2004, we had a net loss of $50,491 and $57,405, respectively. Our accumulated deficit since the date of inception is $524,132. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Our significant accounting policies are summarized in Notes 1 and 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, management views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Wisedriver’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2005.

WISEDRIVER.COM, INC.

By: /s/ Martha M. Padron
Martha M. Padron
CEO and CFO