Form 10KSB
period 2005-12-31
WISEDRIVER COM INC
filed 2006-04-17
CIK 1142729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $0

Number of shares of the registrant’s common stock outstanding as of April 14, 2006 was: 13,918,300

Transfer Agent as of April 14, 2006:	Corporate Stock Transfer & Trust Co. 3200 Cherry Creek Drive Denver, Colorado 80209

Item 1.	Description of Business

Business Development. We were incorporated in the State of Delaware as Shell Corporations.com on March 26, 1999 and changed our name on April 13, 2000 to Atlas Ventures XV. On June 14, 2000, we changed our name once again toWiseDriver.com, Inc. to better reflect our new direction and emphasis as a provider of comprehensive information and services related to driving and automobile ownership. From our inception through June 30, 2000, we did not engage in any business activities. In an Interest Purchase and Exchange Agreement dated as of June 30, 2000, we purchased from Joshua Berger, our former Chairman and President, an 80% interest in WiseDriver, LLC, a New York Limited Liability Company in consideration for 450,000 shares of common stock of WiseDriver.com. As a result of the transaction, WiseDriver, LLC became a subsidiary of WiseDriver.com, Inc. The other 20% of WiseDriver, LLC is owned by Mr. Berger.

We have not been involved in any bankruptcy, receivership or similar proceeding.

We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer

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

Our offices are located at 1691 Michigan Avenue, Suite 425, Miami Beach, Florida 33139 and our telephone number is (305) 538-7840.

Employees

We employ one person on a part-time basis. We will employ additional people as we continue to implement our plan of operation. Our employee is not covered by a collective bargaining agreement, and we believe that our relationship with our employee is satisfactory.

Item 2.	Description of Property

We currently use office space at 1691 Michigan Avenue, Suite 425, Miami Beach, Florida 33139. The primary tenant is Atlas Equity Group, Inc., a related party, owned by Michael Farkas.

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. As of December 31, 2005, the expense incurred to this related party amounted to $14,000. The agreement was terminated as of August 1, 2003.

Item 3.	Legal Proceedings

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

On April 14, 2006, there were 66 shareholders of record of the Company’s common stock. The Company’s common stock is currently not available for trading on any nationally recognized exchange.

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

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Wisedriver.Com, Inc. is a development–stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through December 31, 2005 aggregated $546,775 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

YEARS ENDED DECEMBER 31, 2005 AND 2004

Development stage losses during the year ended December 31, 2005 were $73,134 compared to $85,279 for the year ended December 31, 2004.

Expenses during the year ended December 31, 2005 the Company incurred various professional fees such as accounting ($31,129), legal services ($2,258), and consulting fees ($25,766). These professional fees were for audit fees, quarterly regulatory filings, and operations.

Expenses during the year ended December 31, 2004 the Company incurred various professional fees such as accounting ($18,806), legal services ($3,595), and consulting fees ($45,745). These professional fees were for audit fees, quarterly regulatory filings, and operations.

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to ($546,775). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,933) and professional fees such as accounting ($107,948) and legal services ($42,894). The professional fees were related to the Company’s annual and quarterly filings.

Liquidity and Capital Resources

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from proceeds from notes payable to Atlas Equity Group, Inc., whose beneficial owner is Michael Farkas, the Company’s founder. A significant portion of the funds raised from loans from related and third parties have been used to cover working capital needs. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

For the years ended December 31, 2005 and 2004, we incurred a net loss of $73,134 and $85,279, respectively. Our accumulated deficit since the date of inception is $546,775. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

The financial statements of the Company, together with the report of auditors, are as follows:

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND FOR THE YEARS

ENDED DECEMBER 31, 2005 AND 2004 AND FOR

THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)

THROUGH DECEMBER 31, 2005

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND FOR THE YEARS ENDED DECEMBER 31,

2005 AND 2004 AND FOR THE PERIOD MARCH 16, 1999 (DATE OF

INCEPTION) THROUGH DECEMBER 31, 2005

Consolidated balance sheet	2

Consolidated statements of operations	3

Consolidated statements of changes in stockholders’ deficit	4

Consolidated statements of cash flows	5-6

Notes to consolidated financial statements	7-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Wisedriver.com, Inc and Subsidiary

We have audited the accompanying consolidated balance sheet of Wisedriver.com, Inc. and Subsidiary (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, change in stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004 and for the period March 16, 1999 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of Wisedriver.com, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004 and for the period March 16, 1999 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Seligson and Giannattasio, LLP

White Plains, NY

March 15, 2006

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31,
2005

ASSETS

CURRENT ASSETS:

Cash	$1,316
Other receivables	50

TOTAL ASSETS	$1,366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$74,261
Accounts payable - related party	32,029
Notes payable - related party	146,606

Total current liabilities	252,896

STOCKHOLDERS’ DEFICIT:

Common stock, par value $.0001 per share;
250,000,000 shares authorized;
13,918,300 shares issued and outstanding	1,392
Additional paid-in capital	293,853
Deficit accumulated during the development stage	(546,775)

Total stockholders’ deficit	(251,530)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,366

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			FOR THE PERIOD
	YEARS ENDED		MARCH 16, 1999
	DECEMBER 31,		(DATE OF INCEPTION) TO
	2005	2004	DECEMBER 31, 2005
DEVELOPMENT STAGE REVENUES	$0	$0	$0
DEVELOPMENT STAGE EXPENSES
Accounting fees	31,129	18,806	107,948
Amortization expense	0	4,320	17,640
Bank charges	446	276	1,863
Consulting fees	25,766	45,745	101,014
Corporate fees	860	1,548	9,914
Legal fees	2,258	3,595	42,894
Licenses and taxes	300	1,220	6,396
Office expenses	0	28	69,933
On-line services	0	0	1,190
Payroll	0	0	131,925
Payroll tax expense	0	44	13,532
Postage	0	0	384
Printing	0	0	490
Travel - meals and entertainment	0	0	86
Rent	0	0	1,817
Impairment of website development costs	0	3,960	3,960
Website & development fee	0	0	13,400
TOTAL DEVELOPMENT STAGE EXPENSES	60,759	79,542	524,386
Loss from operations	(60,759)	(79,542)	(524,386)
Interest income	0	0	941
Interest expense	(12,375)	(5,737)	(23,330)
NET LOSS	$(73,134)	$(85,279)	$(546,775)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)
Weighted-average number of common
shares outstanding	13,918,300	13,918,300

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, March 16, 1999 (date of inception)	0	$0	$0	$0	$0
Restricted common stock issued to related parties
for consulting fees	1,000	0	0	0	0
Loss for the period March 16, 1999 (inception) through
December 31, 1999	0	0	0	(3,926)	(3,926)
Balance, December 31, 1999	1,000	0	0	(3,926)	(3,926)
Forward stock split 6,500 to 1	6,499,000	650	(650)	0	0
Restricted common stock issued for consulting services	49,967	5	7,490	0	7,495
Restricted common stock issued to acquire
Wisedriver.com LLC	450,000	45	(45)	0	0
Loss for the year ended December 31, 2000	0	0	0	(85,618)	(85,618)
Common stock issued to third parties in private offering	918,333	92	137,658	0	137,750
Balance, December 31, 2000	7,918,300	792	144,453	(89,544)	55,701
Loss for the year ended December 31, 2001	0	0	0	(127,671)	(127,671)
Balance, December 31, 2001	7,918,300	792	144,453	(217,215)	(71,970)
Common stock issued to third parties in private offering	6,000,000	600	149,400	0	150,000
Loss for the year ended December 30, 2002	0	0	0	(85,554)	(85,554)
Balance, December 31, 2002	13,918,300	1,392	293,853	(302,769)	(7,524)
Loss for the year ended December 30, 2003	0	0	0	(85,593)	(85,593)
Balance, December 31, 2003	13,918,300	1,392	293,853	(388,362)	(93,117)
Loss for the year ended December 30, 2004	0	0	0	(85,279)	(85,279)
Balance, December 31, 2004	13,918,300	1,392	293,853	(473,641)	(178,396)
Loss for the year ended December 30, 2005	0	0	0	(73,134)	(73,134)
Balance, December 31, 2005	13,918,300	$1,392	$293,853	$(546,775)	$(251,530)

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			FOR THE PERIOD
	YEARS ENDED		MARCH 16, 1999
	DECEMBER 31,		(DATE OF INCEPTION) TO
	2005	2004	DECEMBER 31, 2005
OPERATING ACTIVITIES:
Net loss	$(73,134)	$(85,279)	(546,775)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	0	4,320	17,640
Stock issued for consulting services	0	0	7,495
Impairment of website development costs	0	3,960	3,960
Changes in assets and liabilities:
(Increase) decrease in other receivables	0	0	(50)
Increase (decrease) in accounts payable and accrued expenses	29,102	1,306	106,290

Net cash flows used in operating activities	(44,032)	(75,693)	(411,440)

INVESTING ACTIVITIES:
Increase in intangible asset - website	0	0	(21,600)

Net cash flows used in investing activities	0	0	(21,600)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	287,750
Proceeds of notes payable - related party	44,500	76,373	146,606

Net cash flows from financing activities	44,500	76,373	434,356

Increase in cash	468	680	1,316

Cash, beginning of period	848	168	0

Cash, end of period	$1,316	$848	1,316

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	YEARS ENDED DECEMBER 31,		FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION) TO
	2005	2004	DECEMBER 31, 2005

Supplemental cash flow information:
Interest paid	$0	$0	$3,841
Income taxes paid	$0	$0	$3,961

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$100
Shares issued in acquisition of 80% of
Wisedriver.com LLC	$0	$0	$45
Shares issued for legal and consulting services	$0	$0	$7,495

The accompanying notes are an integral part of these consolidated financial statements.

1.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through December 31, 2005 aggregated $546,775 The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

2.	ORGANIZATION

WiseDriver.com, Inc., initially incorporated in the State of Delaware as Shell Corporations.com on March 16, 1999, changed its name on April 13, 2000 to Atlas Ventures XV and on June 14, 2000, changed its name to WiseDriver.com, Inc. (“Wisedriver”). Wisedriver’s primary objective was to design and develop an internet web site to provide the user with information relating to traffic violations and intended to grow through internal development, strategic alliances and acquisitions of existing business. On June 30, 2000, Wisedriver purchased an 80% interest in WiseDriver, LLC, which is a New York Limited Liability Company. Wisedriver, LLC was formed in the state of New York on March 8, 2000. Wisedriver.com, Inc. and its Subsidiary, Wisedriver, LLC are collectively referred to as the “Company”. The Company currently has no business operations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of WiseDriver.com, Inc. and its subsidiary WiseDriver, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ADVERTISING

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred. Advertising costs have not been material to date.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The pro forma net income and income per share consists of the following:

For the Period
March 16, 1999
(Date of Inception)
Fiscal Years Ended December 31,	to December 31,

	2005	2004	2005

Net loss as reported	$ (73,134)	$ (85,279)	$(546,775)
Effect of stock options, net of tax	--	--	--
Pro forma net income	$ (73,134)	$ (85,279)	$(546,775)

Historic basic earnings per share	$ (.01)	$ (.01)
Historic diluted earnings per share	$ (.01)	$ (.01)
Pro forma basic earnings per share	$ (.01)	$ (.01)
Pro forma diluted earnings per share	$ (.01)	$ (.01)

The weighted average fair value at the date of grant for options granted during the year ended December 31, 2005 and 2004 was $-- and $--, and was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Expected life in years	6	7
Risk free interest rate	4.54%	4.25%
Volatility`	8%	7%
Dividend yield	0%	0%

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

.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the fair value of financial instruments. The Company’s management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”. This statement amends the guidance in ARB 43 (Chapter 43 – Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have an impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued Statement No. 153, “Exchange of Non-monetary Assets – an amendment of APB No. 29”. Statement No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued a revision of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement with periods beginning after December 15, 2005. The Company will be adopting SFAS No. 123(R) for the Company’s calendar year ending December 31, 2006. The adoption of this pronouncement is expected to affect the Company’s statements of income in future periods. The amount of the effect cannot be measured at this time. The Company is currently evaluating the impact of SFAS No. 123(R) on its financial statements. The application of this statement is not expected to have a material impact on the financial statements of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” – a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), which changed the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

4.	INTANGIBLE ASSET - WEBSITE

Website costs had been capitalized pursuant to EITF 00-2. The Website was being amortized on the straight-line basis over a period of 60 months. The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment is made based on estimates of undiscounted future cash flows. In 2004, the Company ceased the use of its website. As a result, the remaining balance was written off. Amortization expense for the year ended December 31, 2004 totaled $4,320.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

6.	INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on March 16, 1999. At December 31, 2005, the Company had net operating loss carryforwards (“NOL’s”) of approximately $292,518, available to reduce future taxable income, which will expire through 2025. In addition, at December 31, 2005, the Company had certain temporary differences totaling approximately $238,800, which will be available to offset future income.

In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

For the years ended December 31, 2005 and December 31, 2004 valuation allowances have been provided, as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate are as follows:

7.	NOTES PAYABLE – RELATED PARTY

As of December 31, 2005, notes payable to Atlas Equity Group, Inc., an entity related to the Company through common ownership, aggregated to $146,606. These unsecured notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

8.	STOCK OPTIONS

On June 30, 2000, the Company purchased an 80% interest of Wisedriver.Com, LLC in exchange for 450,000 shares of restricted common stock and options to purchase 450,000 shares of the common stock of the Company at $.50 per share. These options were granted to the president of Wisedriver.Com, LLC. The contractual life of the options were determined on certain conditions and become exercisable when these conditions are met. The initial 150,000 shares vested upon the launching of Wisedriver.com’s Website.

An additional 150,000 shares will vest upon the completion of Wisedriver.com website. The final 150,000 shares will vest upon completion of the Optionee’s employment agreement with the Company. As of December 31, 2005, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger’s stock option agreement.

	Shares	Option Price Per Share

Options outstanding – January 1, 2004	450,000	$0.50
Granted	--	--
Cancelled	--	--
Exercised	--	--

Options outstanding – December 31, 2004	450,000	$0.50
Granted	--	--
Canceled	--	--
Exercised	--	$0.50

Options outstanding - December 31, 2005	450,000	$0.50

Options exercisable - December 31, 2005	150,000	$0.50

The following table summarizes information about options outstanding at December 31, 2005:

Exercise Price	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life (In Years)

$ .50	150,000	5.5

9.	STOCKHOLDERS’ EQUITY

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

On July 25, 2003, the Company entered into an offering of securities which were registered pursuant to an SB-2 Registration Statement filed with the SEC which authorized the issuance of 6,000,000 shares of common stock at $0.025 per shares. The Company sold 6,000,000 shares and the offering is now closed.

10. RELATED PARTY TRANSACTIONS

In July 2000, the Company agreed to reimburse Wealthhound, Inc., an entity related to the Company through common management, $1,500 per month (which was increased to $2,000 per month in December 2000) for operating, administrative and rent expense. Michael D. Farkas is the Chairman and C.E.O. of Wealthhound, Inc. and is its largest and majority beneficial shareholder. As of February 1, 2001, this agreement ceased.

In September 2000, the Company engaged eNvitro.com, Inc., a related party, to develop and design the website. The Company paid a total of $35,000 to eNvitro.com, Inc. in connection with these services

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), an entity related to the Company through common ownership, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. The agreement was terminated in July 2003 and no amounts have been paid since that time.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is: (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee; (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

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

The directors and officers of the Company and its subsidiaries, as of April 14, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position
Martha M. Padron	58	June 15, 2005	President, CEO, CFO and Chairman of the Board

MARTHA M. PADRONhas been our Chairman of the Board and President since June 15, 2005. Since 1999, Ms. Padron has been involved with Customer Service for Publix Supermarkets in Miami, Florida. From 1995 to 1999 she was an administrative assistant at the Westchester Rehabilitation Center in Miami, Florida. Ms. Padron received a degree in Business Administration from the Institute of Habana and attended one year at Miami Technical Institute.

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

We have not filed a Form 5 for the year ending December 31, 2005.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.	Executive Compensation

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2005, to executive officers who were serving as of the fiscal year ending December31, 2005, whose salary and bonus during fiscal year ending December 31, 2005 exceeded $100,000. In 2005, no officer received compensation in excess of $100,000.

Summary Compensation Table

ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY	ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

Martha Pardon	2005	$ 0	0	0	0	0	$ 0
President
Joshua Berger(1)	2005	$ 0	0	0	0	0	$ 0
President

(1) Joshua Berger resigned as President and Chief Executive Officer of the Company on June 15, 2005.

Employment Agreements

No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 14, 2006, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii)each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS

Michael D. Farkas (2) 294 South Coconut Lane Miami Beach, FL 33139	6,500,000	46.70%

Joshua Berger 2294 Norstrand Avenue Brooklyn, NY 11210	450,000	5.61%

DIRECTORS AND NAMED EXECUTIVE OFFICERS

Martha Padron 8517 NW 7 Street, Ste 104 Miami, FL 33126	0	0%

All directors and executive officers as a group (1 persons)	0	0%

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

On February 1, 2001, the Company agreed to reimburse The Atlas Group of Companies, LLC (“Atlas Group”), a related party, $2,000 per month for operation and administrative expense. Atlas Group is owned by Michael D. Farkas. For the year ended December 31, 2005, the expense incurred to this related party amounted to $14,000.

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

Item 13.	Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	1.	Financial statements; see index to financial statement and schedules in Item 7 herein.

	2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

	3.	Exhibits

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

		3.1	Certificate of Incorporation, as amended (1)

		3.2	Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant’s Form SB-2, filed on June 20, 2001(SEC File No. (333-63460).

(b)	Reports on Form 8-K.

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal year ended December 31, 2005, we were billed $21,500 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005, respectively.

Tax Fees

For the Company’s fiscal year ended December 31, 2005, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advise and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

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

By /s/ Martha Padron

MARTHA PADRON

President

Dated: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martha Padron Martha Padron	President, Chief Executive Officer and Chief Financial Officer	April 14, 2006