Form 10QSB
period 2006-03-31
WISEDRIVER COM INC
filed 2006-05-19
CIK 1142729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 333-63460

______________

WISEDRIVER.COM, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware	65-0908171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue, Suite 425, Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

(305) 538-7840
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006: 13,918,300 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

AND FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)

THROUGH MARCH 31, 2006

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3-4

Notes to consolidated financial statements	5

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2006	2005

ASSETS

CURRENT ASSETS:

Cash	$4	$1,316
Other receivables - related party	50	50

Total current assets	54	1,366

TOTAL ASSETS	$54	$1,366

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$85,770	$74,261
Accounts payable - related party	32,029	32,029
Notes payable - related party	154,306	146,606

Total current liabilities	272,105	252,896

STOCKHOLDERS’ DEFICIENCY:

Common stock, par value $.0001 per share;
250,000,000 shares authorized; 13,918,300 shares issued
and outstanding as of March 31, 2006 and December 31, 2005	1,392	1,392
Additional paid-in capital	293,853	293,853
Deficit accumulated during the development stage	(567,296)	(546,775)

Total stockholders’ deficiency	(272,051)	(251,530)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$54	$1,366

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			(Unaudited)
	(Unaudited)		FOR THE PERIOD
	THREE MONTHS ENDED		MARCH 16, 1999
	MARCH 31,		(DATE OF INCEPTION) TO
	2006	2005	MARCH 31, 2006

DEVELOPMENT STAGE REVENUES	$0	$0	$0

DEVELOPMENT STAGE EXPENSES
Accounting fees	8,050	2,500	115,998
Amortization expense	0	0	17,640
Bank charges	137	108	2,000
Consulting fees	7,000	5,000	108,014
Corporate fees	250	575	10,164
Legal fees	1,000	500	43,894
Licenses and taxes	300	300	6,696
Office expenses	0	0	69,933
On-line services	0	0	1,190
Payroll	0	0	131,925
Payroll tax expense	0	0	13,532
Postage	0	0	384
Printing	0	0	490
Travel - meals and entertainment	0	0	86
Rent	0	0	1,817
Impairment of website development cost	0	0	3,960
Website & development fee	0	0	13,400

TOTAL DEVELOPMENT STAGE EXPENSES	16,737	8,983	541,123

Loss from operations	(16,737)	(8,983)	(541,123)
Interest income	0	0	941
Interest expense	(3,784)	(2,699)	(27,114)

NET LOSS	$(20,521)	$(11,682)	$(567,296)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

Weighted-average number of common
shares outstanding	13,918,300	13,918,300

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			(UNAUDITED)
	(UNAUDITED)		FOR THE PERIOD
	THREE MONTHS ENDED		MARCH 16, 1999
	MARCH 31,		(DATE OF INCEPTION) TO
	2006	2005	MARCH 31, 2006
OPERATING ACTIVITIES:
Net loss	$(20,521)	$(11,682)	$(567,296)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	0	0	17,640
Impairment of website development costs			3,960
Stock issued for consulting services	0	0	7,495
Changes in assets and liabilities:
(Increase) in other receivables	0	0	(50)
Increase in accounts payable and accrued expenses	11,509	5,617	117,799

Net cash used in operating activities	(9,012)	(6,065)	(420,452)

INVESTING ACTIVITIES:
Increase in intangible asset - website	0	0	(21,600)

Net cash used in investing activities	0	0	(21,600)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	287,750
Proceeds of notes payable - related party	7,700	7,500	154,306

Net cash flows from financing activities	7,700	7,500	442,056

(Decrease) increase in cash	(1,312)	1,435	4
Cash, beginning of period	1,316	848	0
Cash, end of period	$4	$2,283	$4

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	(Unaudited) THREE ENDED MONTHS MARCH 31,		(Unaudited) FOR THE PERIOD MARCH 16, 1999 (INCEPTION) TO
	2005	2004	MARCH 31, 2005

Supplemental cash flow information:
Interest paid	$0	$0	$3,841
Income taxes paid	$0	$0	$3,961

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$100
Shares issued in acquisition of 80% of
Wisedriver.com LLC	$0	$0	$45
Shares issued for legal and consulting services	$0	$0	$7,495

The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and December 31, 2005, the statements of operations and cash flows for the three months ended March 31, 2006 and 2005.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 1 to 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.	NOTES PAYABLE

As of March 31, 2006 and December 31, 2005, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $154,306 and $146,606, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

3.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from March 16, 1999 (date of inception) to March 31, 2006 aggregated $567,296. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through March 31, 2006 aggregated $567,296 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Development stage loss during the three months ended March 31, 2006 was ($20,521) as compared to development stage loss during the three months ended March 31, 2005 was ($11,682).

Expenses for the three months ended March 31, 2006 were primarily consulting fees ($7,000), accounting ($8,050) and legal services ($1,000). These professional fees are related primarily to the Company’s regulatory filings

Expenses for the three months ended March 31, 2005 were primarily consulting fees ($5,000), accounting ($2,500) and legal services ($500). These professional fees are related primarily to the Company’s regulatory filings

PERIOD FROM MARCH 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($567,296). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,933) and professional fees such as consulting ($108,014), accounting ($115,998) and legal services ($43,894). The professional fees were related to the Company’s annual and quarterly filings.

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

For the three months ended March 31, 2006 and 2005, we had a net loss of $20,521 and $11,682, respectively. Our accumulated deficit since the date of inception is $567,296. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

On September 30, 2000, the Company purchased an 80% interest of Wisedriver.Com, LLC for 450,000 shares of restricted common stock and 450,000 options of the Company at $.50 per share. These options will be granted to the president of Wisedriver.Com, LLC. The contractual life of the options is determined on certain conditions and will become exercisable when these conditions are met. The initial 150,000 shares shall vest upon the launching of Wisedriver.com’s Website. An additional 150,000 shares will vest upon the completion of Wisedriver.com Website. The final 150,000 shares will vest upon completion of the Optionee’s employment agreement with the Company. As of December 31, 2002, only the initial 150,000 shares became vested and exercisable under the conditions in Joshua Berger’s stock option agreement.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None.

(b)	Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Martha Padron pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Martha Padron pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WISEDRIVER.COM, INC.

By: /s/Martha Padron

Martha Padron,

Chairman of the Board of Directors,

President, Chief Executive Officer,

Principal Financial Officer and

Principal Accounting Officer

May 19, 2006