Form 10QSB
period 2006-06-30
WISEDRIVER COM INC
filed 2006-08-21
CIK 1142729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 21, 2006: 13,918,300 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

AND FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

AND FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION)

THROUGH JUNE 30, 2006

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3-4

Notes to consolidated financial statements	5

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	JUNE 30,	DECEMBER 31,
	2006	2005

ASSETS

CURRENT ASSETS:

Cash	$0	$1,316
Other receivables - related party	50	50

Total current assets	50	1,366

TOTAL ASSETS	$50	$1,366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$98,237	$74,261
Accounts payable - related party	32,029	32,029
Notes payable - related party	160,606	146,606

Total current liabilities	290,872	252,896

STOCKHOLDERS’ DEFICIT:

Common stock, par value $.0001 per share;
250,000,000 shares authorized; 13,918,300 shares issued
and outstanding as of June 30, 2006 and December 31, 2005	1,392	1,392
Additional paid-in capital	293,853	293,853
Deficit accumulated during the development stage	(586,067)	(546,775)

Total stockholders’ deficit	(290,822)	(251,530)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50	$1,366

The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					(Unaudited)
	(Unaudited)		(Unaudited)		FOR THE PERIOD
	SIX MONTHS ENDED		THREE MONTHS ENDED		MARCH 16, 1999
	JUNE 30,		JUNE 30,		(DATE OF INCEPTION) TO
	2006	2005	2006	2005	JUNE 30, 2006

DEVELOPMENT STAGE REVENUES	$0	$0	$0	$0	$0

DEVELOPMENT STAGE EXPENSES
Accounting fees	14,400	5,000	6,350	2,500	122,348
Amortization expense	0	0	0	0	17,640
Bank charges	418	213	281	105	2,281
Consulting fees	13,590	12,590	6,590	7,590	114,604
Corporate fees	(200)	838	(450)	263	9,714
Legal fees	3,000	1,000	2,000	500	45,894
Licenses and taxes	300	300	0	0	6,695
Office expenses	0	0	0	0	69,933
On-line services	0	0	0	0	1,190
Payroll	0	0	0	0	131,925
Payroll tax expense	0	0	0	0	13,532
Postage	0	0	0	0	384
Printing	0	0	0	0	490
Travel - meals and entertainment	0	0	0	0	86
Rent	0	0	0	0	1,817
Impairment of website development cost	0	0	0	0	3,960
Website & development fee	0	0	0	0	13,400

TOTAL DEVELOPMENT STAGE EXPENSES	31,508	19,941	14,771	10,958	555,893

Loss from operations	(31,508)	(19,941)	(14,771)	(10,958)	(555,893)
Interest income	0	0	0	0	941
Interest expense	(7,784)	(5,645)	(4,000)	(2,946)	(31,115)

NET LOSS	$(39,292)	$(25,586)	$(18,771)	$(13,904)	$(586,067)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common
shares outstanding	13,918,300	13,918,300	13,918,300	13,918,300

The accompanying notes are an integral part of these financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			(UNAUDITED)
	(UNAUDITED)		FOR THE PERIOD
	SIX MONTHS ENDED		MARCH 16, 1999
	JUNE 30,		(DATE OF INCEPTION) TO
	2006	2005	JUNE 30, 2006
OPERATING ACTIVITIES:
Net loss	$(39,292)	$(25,586)	$(586,067)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	0	0	17,640
Impairment of website development costs	0	0	3,960
Stock issued for consulting services	0	0	7,495
Changes in assets and liabilities:
(Increase) in other receivables	0	0	(50)
Increase in accounts payable and accrued expenses	23,976	8,826	130,266

Net cash used in operating activities	(15,316)	(16,760)	(426,756)

INVESTING ACTIVITIES:
Increase in intangible asset - website	0	0	(21,600)

Net cash used in investing activities	0	0	(21,600)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	287,750
Proceeds of notes payable - related party	14,000	19,000	160,606

Net cash flows from financing activities	14,000	19,000	448,356

(Decrease) increase in cash	(1,316)	2,240	0

Cash, beginning of period	1,316	848	0

Cash, end of period	$0	$3,088	$0

The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	SIX MONTHS ENDED JUNE 30,		FOR THE PERIOD MARCH 16, 1999 (DATE OF INCEPTION) TO
	2006	2005	JUNE 30, 2006

Supplemental cash flow information:
Interest paid	$0	$0	$3,841
Income taxes paid	$0	$0	$3,961

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$100
Shares issued in acquisition of 80% of
Wisedriver.com LLC	$0	$0	$45
Shares issued for legal and consulting services	$0	$0	$7,495

The accompanying notes are an integral part of these consolidated financial statements.

WISEDRIVER.COM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The results of operations for the six months June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. In the opinion of management, the accompanying consolidated financial statements of Wisedriver.com, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of June 30, 2006 and December 31, 2005, the statements of operations and cash flows for the six months ended June 30, 2006 and 2005.

The results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 2 and 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.	NOTES PAYABLE

As of June 30, 2006 and December 31, 2005, notes payable to Atlas Equity Group, Inc., a related party, aggregated to $160,606 and $146,606, respectively. These notes are short-term borrowings with maturities of one year or less at an interest rate of 10% per annum.

3.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from March 16, 1999 (date of inception) to June 30, 2006 aggregated $586,067. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, development stage losses from March 16, 1999 (date of inception) through June 30, 2006 aggregated $586,067 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The Six Months Ended June 30, 2006 And 2005

Development stage loss during the six months ended June 30, 2006 was ($39,292) as compared to development stage loss during the six months ended June 30, 2005 was ($25,586).

Expenses for the six months ended June 30, 2006 were primarily consulting fees ($13,590), accounting ($14,400) and legal services ($3,000). These professional fees are related primarily to the Company’s regulatory filings.

Expenses for the six months ended June 30, 2005 were primarily consulting fees ($12,590), accounting ($5,000) and legal services ($1,000). These professional fees are related primarily to the Company’s regulatory filings.

The Three Months Ended June 30, 2006 And 2005

Development stage loss during the three months ended June 30, 2006 was ($18,771) as compared to development stage loss during the three months ended June 30, 2005 was ($13,904).

Expenses for the three months ended June 30, 2006 were primarily consulting fees ($6,590), accounting ($6,350) and legal services ($2,000). These professional fees are related primarily to the Company’s regulatory filings.

Expenses for the three months ended June 30, 2005 were primarily consulting fees ($7,590), accounting ($2,500) and legal services ($500). These professional fees are related primarily to the Company’s regulatory filings.

Period From March 16, 1999 (Date Of Inception) Through June 30, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($586,067). These expenses were primarily salary ($131,925), office expenses for administrative services ($69,933) and professional fees such as consulting ($114,604), accounting ($122,348) and legal services ($45,894). The professional fees were related to the Company’s annual and quarterly filings.

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

For the six months ended June 30, 2006 and 2005, we had a net loss of $39,292 and $25,586, respectively. Our accumulated deficit since the date of inception is $586,067. Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

August 21, 2006